Form 10QSB
period 2007-03-31
Pinpoint Advance CORP
filed 2007-06-04
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission File Number 000-52562

Pinpoint Advance Corp.
(Exact name of small business issuer as specified in its charter)

Delaware	20-1144642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Maskit Street, Herzeliya, Israel 46700
(Address of principal executive offices)

972 9-9500245
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes   ☐ No

As of June 1, 2007, 3,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

PINPOINT ADVANCE CORP.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PINPOINT ADVANCE CORP.
BALANCE SHEETS

	December 31, 2006	March 31, 2007
ASSETS

Current Assets:
Deposit	$939	$316
Total current assets	939	316
Deferred offering costs (Note 3)	210,161	246,206

Total assets	$211,100	$246,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short term bank credit	$40	$103
Accrued expenses and other accounts payable	76,200	103,412
Loans from related party (Note 4)	118,000	126,210
Total current liabilities	194,240	229,725

Commitments (Note 5)

Stockholders’ Equity: (Notes 6, 7 and 8)
Preferred stock - $.0001 par value; 1,000,000 authorized; none issued or outstanding	-
Common stock - $.0001 par value; 20,000,000 authorized; 625,000 issued and outstanding	$83	$63
Additional paid-in capital	24,917	24,937
Deficit accumulated during the development stage	(8,140)	(8,203)

Total stockholders’ equity	16,860	16,797

Total liabilities and stockholders’ equity	$211,100	$246,522

The accompanying notes should be read in conjunction
with the financial statements.

PINPOINT ADVANCE CORP.
STATEMENT OF OPERATIONS

	period from September 6, 2006 (inception) to December 31, 2006	period from January 1, 2007 to March 31, 2007

Formation expenses	$1,000	$—
Other general and administrative expenses	7,000	—
Bank charge	140	63

Net loss for the period	$8,140	$63

Weighted average number of shares outstanding, basic and diluted	625,000	625,000

Net loss per share, basic and diluted	$—	$—

The accompanying notes should be read in conjunction
with the financial statements.

PINPOINT ADVANCE COPR.
STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from September 6, 2006 (inception) to March 31, 2007

	Common Stock		Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance September 6, 2006 (inception)	-	$-	$-	$-	$-

Issuance of Common Stock to initial stockholders on September 6, 2006 (inception) $0.03 per share	828,125	83	24,917	-	25,000

Net loss for the period	-	-	-	(8,140)	(8,140)

Balance as of December 31, 2006	$828,125	$83	$24,917	$(8,140)	$16,860

Shares decreased as a result of a reverse split	(203,125)	(20)	20		-

Net loss for the period	-	-	-	(63)	(63)

Balance as of March 31, 2007	$625,000	$63	$24,937	$(8,203)	$16,797

The accompanying notes should be read in conjunction
with the financial statements.

PINPOINT ADVANCE CORP.
STATEMENTS OF CASH FLOWS

	For the period from September 6, 2006 (inception) to December 31, 2006	For the period from January 1, 2007 to March 31, 2007
Cash flows from operating activities:

Net loss for the period	$(8,140)	$(63)

Net cash used in operating activities	$(8,140)	$(63)

Cash flows from financing activities:

Proceeds from issuance of shares of common stock	$25,000	$—
Proceeds from loans from related party	118,000	8,210
Deposit	(939)	623
Short term bank credit	40	63
Payment of deferred offering costs	(133,961)	(8,833)

Net cash provided by financing activities	$8,140	$63

Increase in cash	$—	$—
Cash at the beginning of the period	—	—

Cash at the end of the period	$—	$—

Supplemental schedule of non-cash financing activity:
Accrual of offering costs	$76,200	$27,212

The accompanying notes should be read in conjunction
with the financial statements.

PINPOINT ADVANCE CORP.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 – DISCUSSION OF THE COMPANY'S ACTIVITIES: GOING CONCERN CONSIDERATION

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006 as a blank check company formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”).

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with statements of Financial Accounting Standards ("SFAS") No. 7.

At March 31, 2007, the Company had not yet commenced any operations. Activity through March 31, 2007 relates to the Company’s formation and the proposed public offering described below (the “Offering”). The Company has selected December 31 as its fiscal year-end.

The Offering calls for the Company to raise $25,000,000 in a public offering of its securities in which it would propose to issue up to 2,500,000 units (the “Units”) at a Offering price of $10.00 per Unit (plus up to an additional 375,000 units solely to cover over-allotments, if any). Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a business combination and one year from the effective date of the Offering and expiring four years from the effective date of the Offering.

All of the officers and directors of the Company (other than Jacob Perry), or entities wholly owned by them, have committed to purchase an aggregate of 1,500,000 warrants (“Insider Warrants”) at $1.00 per unit (for an aggregate purchase price of $1,500,000) from the Company. This purchase will take place on a private placement basis immediately prior to the consummation of the Offering. All of the proceeds received from the sale of the Insider Warrants will be placed in a Trust Account. The Insider Warrants will be identical to the warrants included in the units being offered in the Offering except that the warrants included therein are not redeemable while held by the insider or his permitted transferees. All of the Company’s stockholders prior to the Offering (“Initial Stockholders”) have agreed to vote the shares of common stock owned by them immediately before the offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders, and the holders of the shares of common stock included in the Insider Warrants have agreed to vote in favor of a business combination proposed to the Company’s stockholders. All of such holders have waived their rights to participate in any liquidation distribution occurring upon failure of the Company to consummate a business combination. The Company completed the Offering after the balance sheet date- see Note 8, Subsequent Events.

NOTE 1 – DISCUSSION OF THE COMPANY'S ACTIVITIES: GOING CONCERN CONSIDERATION - (continued)

The Company’s certificate of incorporation filed with the State of Delaware contains provisions designed to provide certain rights and protections to Company stockholders prior to the consummation of a business combination, including:

•	Requirement that all proposed business combinations be presented to stockholders for approval regardless of whether or not Delaware law requires such a vote;

•
Prohibition against completing a business combination if 30% or more of those stockholders who purchased shares in the Offering vote against the proposed business combination and exercise their conversion rights in lieu of approving a business combination;

•	The right of stockholders voting against a business combination to surrender their shares for a pro rata portion of the trust account in lieu of participating in a proposed business combination;

•
A requirement that in the event the Company does not consummate a business combination by the later of 18 months after the consummation of the Offering or 24 months after the consummation of the Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed, the Company’s purpose and powers will be limited to dissolving, liquidating and winding up; provided, however, that the Company reserves its rights under Section 278 of the Delaware General Corporation Law to bring or defend any action, suit or proceeding brought by or against the Company;

•
Requirement that management take all actions necessary to liquidate the trust account to the Company’s public stockholders as part of its plan of dissolution and liquidation in the event the Company does not consummate a business combination by the later of 18 months after the consummation of the Offering or 24 months after the consummation of the Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but was not consummated within such 18 month period;

•
Limitation on stockholders’ rights to receive a portion of the trust account so that they may only receive a portion of the trust account upon liquidation of the trust account to the Company’s public stockholders as part of its plan of dissolution and liquidation or upon the exercise of their conversion rights; and

•	The bifurcation of the Company’s board of directors into two classes and the establishment of related procedures regarding the standing and election of such directors.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share: Net loss per share is computed based on the weighted average number of shares of common stock outstanding.

Fair Value of Financial Instruments and Derivatives: The fair values of the Company assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at March 31, 2007.

The Company accounts for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of the relationships designed are based on the exposures hedged. Changes in the fair value of derivative instruments which are not designated as hedges are recognized in earnings as other income (loss). At March 31, 2007, the Company did not have any derivative instruments.

Use of Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements: The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 – DEFERRED OFFERING COSTS

Deferred offering costs consist of legal, underwriting and other fees and expenses incurred through March 31, 2007 in connection with the Offering. Upon consummation of the Offering, these expenses will be charged to equity. See note 8, Subsequent Events.

NOTE 4 – LOANS FROM RELATED PARTY

A related party has committed to loan to the Company the funds necessary to cover a portion of the Offering expenses, of which it has paid $126,210 to the Company as of March 31, 2007. ($118,000 as of December 31, 2006). The loans are in U.S. dollars and bear no interest and are payable upon the earlier to occur of September 30, 2007 and the closing of the Offering. In conjunction with the close of the Offering on April 25, 2007, the Company repaid the loans. See note 8, Subsequent Events.

Due to the short-term nature of the loans, the fair value of the loans approximates their carrying amounts.

NOTE 5 – COMMITMENTS

The Company has agreed to pay a monthly fee of $7,500 to New Pole Ltd., an affiliate of Ronen Zadok, our Chief Financial Officer, commencing on the date of the Offering for office space and certain general and administrative services. In addition, the officers and directors of the Company will be entitled to reimbursement for out-of-pocket expenses incurred by them or their affiliates on behalf of the Company.

The Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation. The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering. The shares of common stock underlying the Underwriter’s option are subject to similar registration rights.

NOTE 6 – WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company has agreed to pay the underwriter in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option) of the Offering. However, the underwriter has agreed that 3% of the underwriting discounts will not be payable unless and until the Company completes a business combination, and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a business combination. The Company has agreed to sell to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit (the “Option”). The units issuable upon exercise of this option will be identical to those offered by the Offering. This option commences on the later of the consummation of a business combination or 180-days from the effective date of the Offering and expires five years from the effective date of the Offering. The Company estimates that the fair value of the Underwriter’s Option is approximately $738,750 ($5.91 per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter's Option has been estimated using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) contractual life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of Israeli technology companies with market capitalizations between $50 million - $100 million that trade on US Stock Exchanges. In calculating volatility for the representative companies, the Company used daily historical volatilities for the period of time equal to the term of the option (5 years). The Company has accounted for these purchase options as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The public warrants, and the underwriter's unit purchase option and the warrants included in the underwriter’s unit purchase option, are not subject to net cash settlement in the event the Company is unable to maintain an effective 1933 Act registration statement. The Company must use best efforts to file and maintain the effectiveness of the registration statement for the warrants set forth above as well as the securities issuable upon exercise of the underwriter’s unit purchase option. Such warrants are only exercisable to the extent the Company is able to maintain such effectiveness. The unit purchase option (but not the underlying warrants), however, may be exercised by means of cashless exercise even in the absence of an effective registration statement for the underlying securities. If a holder of public warrants or the holder of the underwriter’s unit purchase option, or warrants underlying the underwriter’s unit purchase option, does not, or is not able to, exercise such warrants, underwriter’s unit purchase option or warrants underlying such underwriter’s unit purchase option, as applicable, such warrants, underwriter unit purchase option or underlying warrants, as applicable, will expire worthless.

NOTE 7 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors

Common Stock

On February 20, 2007, the number of outstanding shares decreased from 828,125 shares to 625,000 shares as a result of a reverse split of the Company's common stock.

NOTE 8 – SUBSEQUENT EVENTS

On April 18, 2007, the Company completed the private placement of Insider Warrants referred to in footnote 1 and received net proceeds of $1,500,000.

On April 19, 2007, the Company’s registration statement on Form S-1 (333-138110) relating to its initial public offering was declared effective by the Securities and Exchange Commission. On April 25, 2007, the Company consummated the Offering of 2,500,000 Units, at an offering price of $10.00 per Unit. On May 2, 2007, the Company consummated the offering of the 375,000 Units subject to the over-allotment option. Each Unit consisted of one share of the Company’s common stock and one warrant (“Warrant”) to purchase one share of common stock. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of the completion of a Business Combination and April 19, 2008 and expiring April 19, 2011. The Company may redeem the Warrants, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, holders of the Insider Warrants will have the option to exercise their Warrants on a "cashless basis."

The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.0% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination. The Company also issued a unit purchase option, for $100, to Maxim Group LLC to purchase 375,000 Units at an exercise price of $11.00 per Unit. The Units issuable upon exercise of this option are identical to the Units being offered in the Offering. Upon closing the Offering the Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders' equity. The Company estimated that the fair value of the Option was approximately $ 738,750 ($5.91 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to Maxim Group LLC is estimated as of the date of grant using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) expected life of Five years. The Option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or warrants, as applicable, will expire worthless.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on September 6, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a business that has operations or facilities located in Israel, but will not be limited to pursuing acquisition opportunities only in Israel, and may pursue a company operating in Europe which management believes would benefit from establishing operations or facilities in Israel. Until consummation of our initial public offering in April 2007, all of our activity related to our formation and initial public offering. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Results of Operations

Net loss for the three months ended March 31, 2007 of $63 consisted of $0 of costs attributable to general and administrative costs. The Company did not incur any costs associated with its initial public offering during this period.

Net loss for the period from September 6, 2006 (inception) to March 31, 2007 of $8,140 consisted of $8,000 of general and administrative expenses, including those attributable to organization and formation costs. In addition, the Company recognized $246,206 of costs associated with its initial public offering. These costs were deferred and were charged directly to shareholders’ equity upon the closing of the Offering on April 25, 2007.

We consummated our initial public offering of 2,500,000 Units on April 25, 2007 and consummated the closing on the over-allotment option on May 2, 2007. Gross proceeds from our initial public offering were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $ 449,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $28,451,000, of which $28,366,000 was deposited into the trust account (or approximately $9.91 per share, which assumes the first $114,900 earned in the trust account will be held in the trust account for the benefit of the public stockholders). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 25, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on April 19, 2007 and ending upon the acquisition of a target business, we began incurring a fee from New Pole Ltd., an affiliate of Ronen Zadok, our chief financial officer, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, Mr. Zadok advanced $151,210 to us for payment on our behalf of offering expenses. This amount was repaid following the Offering from the net proceeds of the Offering.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

Exhibits:

Exhibit No.	Description of Exhibit

31.1	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (1)

31.2	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (1)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (1)
________________________

(1)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINPOINT ADVANCE CORP.
Dated: June 4, 2007
/s/ Adiv Baruch
Adiv Baruch
President and Chief Executive Officer
(Principal executive officer)

/s/ Ronen Zadok
Ronen Zadok
Chief Financial Officer and Secretary
(Principal financial and accounting officer)