Form 10QSB
period 2007-06-30
Pinpoint Advance CORP
filed 2007-08-14
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

972 9-9500245
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes☐ No

As of August 14, 2007, 3,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes☒ No

PINPOINT ADVANCE CORP.
INDEX

Page
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements:
Balance Sheet June 30, 2007 (Unaudited) and December 31, 2006	3
Statements of Operations (Unaudited)	4
Statements of Stockholders' Equity (Unaudited)	5
Statements of Cash Flows (Unaudited)	6
Notes to Financial Statements (Unaudited)	7
Item 2 - Management’s Discussion and Analysis or Plan of Operation	12
Item 3 - Controls and Procedures	13

PART II. OTHER INFORMATION	14

Signatures

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	June 30, 2007 (Unaudited)		December 31, 2006
ASSETS

Current assets
Cash		$70,768	$	---
Deposit		316		939
Cash held in trust (note 1)		28,622,828
Total current assets		28,639,912		939
Deferred offering costs		---		210,161
Total Assets		$28,639,912		$211,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank credit	$	---		$40
Deferred underwriting fees (note 5)		862,500		---
Deferred legal fees (note 5)		100,000
Accrued expenses and other accounts payable		114,186		76,200
Loans from related party		---		118,000
Total current liabilities		1,076,686		194,240
Common Stock subject to possible redemption, 862,212 shares, at redemption value (Note 1)		8,542,117		---
Commitments (note 6)

Stockholders’ Equity (note 2)
Preferred stock - $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock - $.0001 par value; 20,000,000 authorized; 2,637,788 issued and outstanding (excluding of 862,212 shares subject to possible redemption); and 828,125shares outstanding		264		83
Additional paid-in capital		19,000,986		24,917
Retained earnings (deficit) accumulated during the development stage		73,859		(8,140)
Total stockholders’ equity		19,075,109		16,860
Total liabilities and stockholders' equity		$28,693,912		$211,100

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	Period from September 6, 2006 (inception) to December 31, 2006		Period from April 1, 2007 to June 30, 2007 (unaudited)	Period from January 1, 2007 to June 30, 2007 (unaudited)

State franchise tax	$	---	$10,783	$10,783
Formation and operating costs		1,000	---	---
Other general and administrative expenses		7,000	67,979	67,979
Bank charges		140	465	530
Loss from operation		(8,140)	(79,227)	(79,292)
Interest income		---	256,828	256,828
Income (loss) before provision for income tax		(8,140)	177,601	177,536
Provision for income tax		---	60,384	60,384
Net income (loss) for the period		$(8,140)	$117,217	$117,152

Accretion of trust fund relating to common stock subject to possible redemption		---	(35,153)	(35,153)
Net income (loss) attributable to other common stockholders		$(8,140)	$82,064	$81,999

Net earnings per share -
basic	$	---	$0.04	$0.07
diluted	$	---	$0.04	$0.06

Weighted average shares outstanding
basic		625,000	2,681,319	1,664,583
diluted		625,000	3,049,671	1,850,806

Net earnings per share not subject to possible conversion
basic	$	---	$0.06	$0.09
diluted	$	---	$0.05	$0.07

Weighted average shares outstanding not subject to possible conversion
basic		625,000	2064629	1,352,812
diluted		625,000	2,322,512	1,794,958

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to June 30, 2007

	Common stock			Additional Paid-in capital		Deficit accumulated during the development stage		Total Stockholders’ equity
	Shares	Amount

Balance September 6, 2006 (inception)	---	$	---	$	---	$	---	$	---
Common stock issued September 6, 2006 at $.0001 per share	828,125		83		24,917				25,000
Net loss for the period							(8,140)		(8,140)
Balances at December 31, 2006	828,125		83		24,917		(8,140)		16,860
Shares decreased as a result of a reverse split	(203,125)		(20)		20		---		---
Proceeds from sale of underwriter’s purchase option	---		---		100		---		100
Proceeds from issuance of warrants	---		---		1,500,000		---		1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,542,117 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788		201		17,475,949		---		17,476,150
Net income for the period	---		---		---		81,999		81,999
Balances at June 30, 2007 (unaudited)	2,637,788		$264		$19,000,986		$73,859		$19,075,109

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	Period from September 6, 2006 (inception) to December 31, 2006		Period from April 1, 2007 to June 30, 2007	Period from January 1, 2007 to June 30, 2007

OPERATING ACTIVITIES
Net income (loss) for the period		$(8,140)	$117,217	$117,152
Increase in accrued expenses and other accounts payable		---	37,986	37,986

Net cash provided (used) in operating activities		(8,140)	155,203	155,138

INVESTING ACTIVITIES
Cash contributed to Trust Fund (include accrued interest)		---	(28,622,828)	(28,622,828)
Net cash used in investing activities		---	(28,622,828)	(28,622,828)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders		25,000	---	---
Proceeds from loans from related party		118,000	25,000	33,210
Payment of loans from related party		---	(151,210)	(151,210)
Deposit		(939)	---	622
Short term bank credit		40	(103)	(40)
Proceeds from issuance of insider warrants			1,500,000	1,500,000
Proceeds from purchase of underwriter’s purchase option			100	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion		---	8,542,117	8,542,117
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity		(133,961)	17,659,989	17,651,159
Deferred legal fees		---	100,000	100,000
Deferred underwriting fees		---	862,500	862,500
Net cash provided by financing activities		$8,140	$28,538,393	$28,538,458

Net increase in cash	$	---	$70,768	$70,768
Cash
Beginning of period		---	---	---
End of period	$	---	$70,768	$70,768

Supplemental disclosure of non-cash activity:
Accrued registration costs		76,200	---	---
Fair value of underwriter’s purchase option included in offering costs		---	738,750	738,750

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through June 30, 2007 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on April 19, 2007. Immediately prior thereto, the Company completed a private placement ("Private Placement") and received net proceed of $1.5 million. The Company consummated the Offering on April 25, 2007 for net proceeds of approximately $27 million (including the over allotment).The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.

Management has agreed that $28.37 million or $9.91 per Unit sold in this Offering will be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which $0.30 per Unit will be paid to the underwriter upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS—Continued

NOTE 1—DISCUSSION OF THE COMPANY’S ACTIVITIES (Continued)

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

NOTE 2—OFFERING

In the Offering, effective April 19, 2007 (closed on April 25, 2007), the Company sold to the public 2,875,000 Units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the Offering and the Private Placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.

The Company also sold to underwriters for $100 an option to purchase up to 125,000 Units (Note 6).

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of June 30, 2007.

Concentration of Credit Risk—financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income per Share—Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 1,500,000 outstanding warrants, issued in connection with the Private Placement described in Note 1 has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 125,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS—Continued

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments—the fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of June 30, 2007.

Use of Estimates—The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes—Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements—FIN 48: “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109". Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective fiscal years beginning after December 15, 2006.The Company does not believe the adoption of FIN 48 will have a material impact, if any, on its financial statement.

NOTE 4- DEFFERED UNDERWRITING FEE

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2,262,500 (with over allotment exercised). The Company paid $1,400,000 of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $862,500 will be deferred until consummation of the Business Combination.

In connection with the Offering, the Company entered into an engagement agreement (the “Engagement Agreement”) with its legal counsel in the Offering.  Pursuant to the Engagement Agreement, the Company was obligated to its legal counsel for certain fees and expenses related to the Offering, including an aggregate legal fee of $250,000.  The Company paid $150,000, of the legal fee upon closing of the Offering.  The Company and its counsel have agreed that payment of the balance of the legal fee of $100,000 will be deferred until consummation of the Business Combination.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS—Continued

NOTE 5—COMMITMENTS

The Company has agreed to pay a monthly fee of $7,500 to an affiliate of Ronen Zadok, which commenced on the date of the Offering for office space and certain general and administrative services. In addition the officers and directors of the Company will be entitled to reimbursement for out-of-pocket expenses incurred by them or their affiliates on behalf of the Company.

The initial stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation. The initial stockholders are entitled to registration rights with respect to their founding shares pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the initial stockholders have certain “piggyback” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering. The shares of common stock underlying the Underwriter’s option are subject to similar registration rights.

NOTE 6 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company agreed to pay the underwriter in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option) of the Offering. However, the underwriter has agreed that 3% of the underwriting discounts will not be payable unless and until the Company completes a business combination, and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a business combination. The Company has sold to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit. The units issuable upon exercise of this option are identical to those offered by the Offering. This option commences on the later of the consummation of a business combination or 180-days from the date of the prospectus with respect to the Offering and expires five years from the date of the prospectus. The Company estimates that the fair value of the Underwriter’s Option is approximately $738,750 ($5.91per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter's Option has been estimated using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) contractual life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of Israeli technology companies with market capitalizations between $50 million - $100 million that trade on US Stock Exchanges. In calculating volatility for the representative companies, the Company used daily historical volatilities for the period of time equal to the term of the option (5 years). The Company has accounted for these purchase options as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS—Continued

NOTE 7—CAPITAL STOCK

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

On April 25, 2007, the number of outstanding shares was 3,125,000 after consummating the Offering.

On May 2, 2007, the number of outstanding shares was 3,500,000 after the underwriters exercised the over-allotment option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on September 6, 2006 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a business that has operations or facilities located in Israel, but will not be limited to pursuing acquisition opportunities only in Israel, and may pursue a company operating in Europe which management believes would benefit from establishing operations or facilities in Israel. Until consummation of our Offering in April 2007, all of our activity related to our formation and Offering. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Results of Operations

Net income of $117,217 and $117,152 reported for the period of three month and for the period of six month ended June 30, 2007 respectively, consists primarily of $67,979 expense for administrative services, $10,783 for franchise taxes and $60,384 for federal income taxes. Interest on the trust fund investment was $256,828.

Net loss of $8,140 reported for the period from September 6, 2006 (inception) to December 31, 2006 consists of administrative expenses.

We consummated our Offering of 2,500,000 Units on April 25, 2007 and consummated the closing on the over-allotment option on May 2, 2007. Gross proceeds from our Offering were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 was paid for costs and expenses related to the Offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $28,451,000, of which $28,366,000 was deposited into the trust account (or approximately $9.91 per share, which assumes the first $114,900 earned in the trust account will be held in the trust account for the benefit of the public stockholders). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 25, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PINPOINT ADVANCE CORP.

Dated: August 14, 2007	/s/ Adiv Baruch Adiv Baruch President and Chief Executive Officer (Principal executive officer)

/s/ Ronen Zadok Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)