Form 10-K
period 2007-12-31
Pinpoint Advance CORP
filed 2008-03-31
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to
Commission file number: 000-52562

PINPOINT ADVANCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-1144642
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Maskit Street
Herzeliya, Israel	46700
(Address of principal executive offices)	(Zip Code)

972 9-9500245
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(g) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $.0001 par value per share	None

Warrants to purchase shares of Common Stock

Units, each consisting of one share of Common Stock and one Warrant

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on March 27, 2008, as reported on the OTC Bulletin Board, was approximately $20,907,818. As of March 27, 2008, there were 2,897,589 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may join us following an initial transaction;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction;

•	limited pool of prospective target businesses;

•	securities’ ownership being concentrated;

•	potential change in control if we acquire one or more target businesses for stock;

•	risk associated with operating in the media, entertainment or telecommunications industries;

•	delisting of our securities from the OTC Bulletin Board or our inability to have our securities listed on the OTC Bulletin Board following a business combination;

•	financial performance following an initial transaction; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to Pinpoint Advance Corp.

PART I

Item 1.  Business.

Introduction

Pinpoint Advance Corp. (the “Company”, “we”, or “us”) is a blank check company known as a Business Combination CompanyTM or BCCTM. We were organized under the laws of the State of Delaware on September 6, 2006. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector. Since our inception through December 31, 2007, our efforts have been limited to organizational activities, our initial public offering and the search for a suitable business combination. As of the date of this filing, we have not acquired any business operations nor entered into by definitive agreement with any target company.

Our executive offices are located at 4 Maskit Street, Herzeliya, Israel 46700 and our telephone number at that location is 972 9-9500245. We currently have a website at pinpoint.com and consequently we make available on the Internet materials that we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Recent Developments

On April 25, 2007, we consummated our initial public offering of 2,500,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or April 19, 2008 and expiring April 19, 2011. Immediately prior to the consummation of our initial public offering, we consummated the private placement of 1,500,000 warrants at a purchase price of $1.00 per warrant to certain of our officers and directors. After deducing the underwriting discounts and commission and other offering expenses, we deposited $28,366,000 (which includes proceeds from the private placement and partial exercise of the over-allotment option, and the deferred underwriting discounts and commissions), of the net proceeds were deposited into a trust account for our benefit. In addition, the first $144,900 of interest earned on the trust account will be used to bring the amount held in the trust account to $28,480,900 (or approximately $9.91 per share). Through December 31, 2007, we have used $571,169 of the net proceeds not deposited into the trust account and of the interest earned on the trust account to pay for our costs and expenses. As of December 31, 2007, there was $29,038,765 held in the trust account.

On May 2, 2007, the Company sold an additional 375,000 Units subject to the underwriters’ over allotment option.

On April 25, 2007 our units commenced trading on the OTC Bulletin Board under the symbol “PPACU”. Holders of our units were able to separately trade the common stock and warrants included in such units commencing June 1, 2007 and the trading in the units has continued under the symbol PPACU. The common stock and warrants are quoted on the OTC Bulletin Board under the symbols PPAC and PPACW, respectively.

Since the completion of our initial public offering, we have contacted and continue to contact those industry professionals who we believe can be of strategic assistance in sourcing potential deals for us, including, investment bankers, business consultants, accountants and lawyers. Through the relationships of our board of directors, officers and directors and senior advisors, we have also made contact with certain large national and international concerns to determine if they have any interest in divesting any of their existing interests. We have also sought out owners and institutional owners of education companies and investment bankers or business brokerage companies that are active in the education industry.

Our Management Team

Our executive officers and directors have extensive experience in the technology sector and in the Israeli geographic area as managers, principals, advisors or directors of companies operating in or providing services to the technology sector. In addition, they collectively comprise a formidable pool of expertise covering the key areas of the technology industry, with experience in negotiating and structuring transactions in the areas in which we will attempt to compete. Prior to the consummation of a business combination, we intend to leverage the industry experience of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses in the technology industry and negotiating the terms of such transaction.

Prior to their involvement with Pinpoint Advance Corp., our executive officers had extensive experience with running public companies. Mr. Baruch held the positions of President and CEO of B.O.S., a NASDAQ and Tel Aviv Stock Exchange listed company from January 2004 to November 2006. Mr. Baruch was also the Executive Vice President of Business Development of Ness Technologies from 1999 to 2003, a NASDAQ listed company that is an international provider of comprehensive end-to-end IT services and solutions. He has served as founder and an executive or director for several information technology companies and Internet start-ups. Mr. Baruch is actively involved as the chairman of The Israel Export and International Cooperation Institute, Hi-Tech and Telecom Division, and a board member of the IEIC. Mr. Baruch serves as a director in several public and private companies, including Maayan Ltd. (one of the first public Israeli technology incubators), Rabintex Industries Ltd, an international leading manufacturer of personal protection equipment and armored systems and Tapuz, the Israeli community and mobile portal, all of which are publicly traded companies listed on the Tel Aviv Stock Exchange. He is also a director of Zone 4 Play Inc., which is quoted on the OTC Bulletin Board under the symbol ZFPI. Zone 4 Play is a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Mr. Baruch has a B.Sc. in Information Systems and Industrial Engineering from the Technion - Israel Institute of Technology. He is also Chairman of Mate Video Analytics. Since 2004 he has been a partner in Signum Ltd.

By way of background, our Chairman, Mr. Perry was the President and CEO of Cellcome Israel Ltd., which received Israel’s second license for operation of a cellular network and grew to be one of the leaders’s in Israel’s cellular market. By the time of Mr. Perry’s departure in December, 2002, Cellcom was widely regarded as one of the leading companies in the Israeli economy, with 4,000 employees, a 41% market share and approximately 2.5 million subscribers. In 2001, Cellcom had more than $1 billion in revenues, with a net profit of approximately $125 million. From 1966 through 1995, Mr. Perry served in various capacities in Israel’s General Security Service (GSS), including commander, deputy chief and Director. He was appointed Director of the GSS in April 1988 by then Prime Minister Yitzhak Shamir and served in such capacity until March 1, 1995. As Director, he was responsible for command of the security establishment for the State of Israel, both domestically and internationally. As Director, he managed thousands of employees at various levels of operations and had primary oversight of intelligence and research systems, human resources and technologies. As Director, he reported directly to the Prime Minister, as well as other relevant Israeli government ministers and officials. He received a B.A. in Oriental Studies and History of the Jewish People from the Hebrew University of Jerusalem and Tel-Aviv University and graduated from the AMP115 program from Harvard Business School, focusing on budget and finance management and marketing. Mr. Perry has also been of the Board of Directors of Bank Mizrahi Tefahot since 2003. He has been Chairman Mr. Perry has been a member of the Board of Directors of Magal Security Fences since 2003. From 2003 to 2006, he was Chairman of the Board of Lipman Engineering, a company focused on transaction solutions.

Subsequent to the consummation of a business combination, we believe the strengths of our officers and directors, particularly their extensive operations experience in the insurance industry, will be valuable with respect to operating any business we may acquire.

We have three executive officers, each of whom is also a member of our Board of Directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect such individuals to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement are intended to be generally applied toward effecting a business combination as described in this prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors have invested in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not entered into any definitive agreement with a target business

To date, although we continue to search for a potential candidate for a business combination, we have not entered into any definitive agreements with any target business for a business combination.

Subject to the limitations that a target business or businesses have a collective fair market value of at least 80% of the amount in our trust account (less deferred underwriting compensation) at the time of such acquisition, we have virtually unrestricted flexibility in identifying and selecting a prospective business combination candidate. We have not established any other specific criteria (financial or otherwise) for prospective target businesses. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers, technology industry executives and consultants and other members of the financial community, who have presented solicited or unsolicited proposals. Our existing stockholders, officers and directors as well as their affiliates may also bring to our attention target business candidates. While our officers and directors have made no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry of their contacts will generate a number of potential target businesses that will warrant further investigation. While we have not presently engaged the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. We will not enter into any business combination with any affiliates of our initial stockholders, officers or directors. In addition, none of our officers, directors or existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the amount in our trust account (less deferred underwriting compensation of $862,500) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	growth potential;
•	financial condition and results of operation;
•	experience and skill of management;
•	capital requirements;
•	the value and extent of intellectual content;
•	competitive position;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of protection of the products, processes or services;

•	adaptability of products or services to new forms of communication;
•	regulatory environment of the industry; and
•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

In seeking a business combination, we have and will continue to utilize cash derived from the proceeds of our initial public offering and the private placement, as well as our capital stock or debt, or a combination of cash, capital stock and debt, and there is no limit on the issuance of capital stock or incurrence of debt we may undertake in effecting a business combination. In the event a business combination is consummated, all sums remaining in the trust account will be released to us immediately thereafter, and there will be no restriction on our use of such funds.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination, other than the $7,500 payable monthly in the aggregate to New Pole Ltd., an affiliate of Ronen Zadok (our chief financial officer, secretary and a director), for office space and certain general and administrative services. In addition, none of our officers, directors, special advisors or existing stockholders will receive any finder’s fee, consulting fees or any similar fees from any other person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of the amount in our trust account (less deferred underwriting compensation) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (less deferred underwriting compensation) at the time of acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of the amount in our trust account (less deferred underwriting compensation) at the time of such acquisition threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

Our initial business combination must be with a target business or target businesses which satisfy the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a limited number of entities, our lack of diversification may:

•	leave us solely dependent upon the performance of a single business; and
•	result in our dependency upon the development or market acceptance of a single or limited number of products or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or closely related businesses is contingent upon the simultaneous closings of the other acquisitions.

Limited ability to evaluate the target business’ management

Although we expect most of our management and other key personnel to remain associated with us following a business combination, they may be involved in different capacities than at present, and we may employ other personnel following the business combination. Although we intend to closely scrutinize such individuals, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to help manage a public company.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Existing stockholders who purchased shares of common stock in our initial public offering or after our initial public offering have agreed to vote such shares in favor of any proposed business combination. We will proceed with the business combination only if a majority of the shares of common stock cast at the meeting are voted in favor of the business combination, and public stockholders owning 29.99% or less of the shares sold in our initial public offering exercise their redemption rights; provided, however, that as part of the negotiations toward a business combination, our board of directors may, in the exercise of their business judgment, agree to a percentage less than 29.99% (but not more than 30%). This would be done in order to preserve cash in the trust account in order to facilitate a particular business combination, and may result in us having a redemption rate lower than 29.99% as part of the agreement to consummate such a business combination. Voting against the business combination alone will not result in redemption of a stockholder’s shares into a pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described below.

Redemption rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to $9.91. Interest will be payable to public stockholders redeeming in connection with a business combination pro rata, net of amounts previously released to us and taxes payable. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of a business combination. Public stockholders who redeem their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning more than 29.99% of the shares sold in our initial public offering, exercise their redemption rights provided, however, that as part of the negotiations toward a business combination, our board of directors may, in the exercise of their business judgment, agree to a percentage less than 29.99% (but not more than 30%). Even if 29.99% or less of the stockholders, as described above, exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to at least 80% of the amount in our trust account (excluding any funds held for the benefit of the underwriters) at the time of such acquisition, which amount is required for our initial business combination. In such event we may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.

Dissolution and liquidation if no business combination

Pursuant to the terms of the trust agreement between us and American Stock Transfer & Trust Company, if we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will dissolve and promptly return and liquidate all funds from our trust account only to our public stockholders, as part of our plan of dissolution and liquidation and in accordance with the applicable provisions of the Delaware General Corporation Law in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest not previously released to us less the amount of taxes paid, if any, on interest earned. In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding shares of common stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. Upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our trust account to our public stockholders. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations. Our existing stockholders have waived their rights to participate in any liquidation of our trust account or other assets with respect to shares of common stock owned by them prior to our initial public offering and to vote their shares of common stock in favor of any plan of dissolution and liquidation which we will submit to a vote of stockholders (including any shares they or their designees have acquired in the private placement). In addition, the underwriter of our initial public offering has agreed to waive its rights to the deferred underwriting compensation deposited in the trust account for its benefit. There will be no liquidation amounts in connection with a dissolution with respect to our warrants, which will expire worthless. We estimate that our total costs and expenses for implementing and completing our stockholder-approved plan of dissolution and liquidation will be between $50,000 and $75,000. This amount includes all costs and expenses relating to filing our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation. We believe there should be sufficient funds available, outside of the trust account as well as from the interest earned on the trust account and released to us as working capital, to fund the $50,000 to $75,000 in costs and expenses. In the event there are not available funds outside of the trust account sufficient to consummate our dissolution and liquidation, Mr. Zadok will provide the funds necessary to complete our dissolution and liquidation.

If we are unable to consummate a business combination and expend all of the net proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to holders of the 2,875,000 shares entitled to participate in the liquidation of our trust account would be equal to approximately $9.91 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. All our executive officers have agreed pursuant to agreements with us and the underwriter of our initial public offering, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering and the private placement not held in the trust account at that time. Based on information we have obtained from such individuals, we currently believe that such persons are capable of funding a shortfall in our trust account even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations. We believe the likelihood of our executive officers having to indemnify the trust account is minimal. However, we cannot assure you that the actual per-share liquidation price will not be less than $9.91, plus interest (net of taxes payable), due to claims of creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our public stockholders may extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to redeem their respective shares for cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:

•
our board of directors will, consistent with its obligations described in our certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;
•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then, approximately 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and approximately 30 days following the passing of such deadline, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding common stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose. In addition, if we seek approval from our stockholders to consummate a business combination within 90 days of the expiration of 24 months (assuming that the period in which we need to consummate a business combination has been extended, as provided in our certificate of incorporation) from the date of our initial public offering, the proxy statement related to such a business combination will also seek stockholder approval for our board’s recommended plan of distribution and dissolution, in the event our stockholders do not approve such a business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to the date which is 24 months from the date of our initial public offering, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and liquidation, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Immediately upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our trust account to our public stockholders.

Item 1A. Risk Factors

Statements in this annual report on Form 10-K that are not strictly historical in nature and are forward-looking statements. These statements may include, but are not limited to, statements about: the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The under lying information and expectations are likely to change over time.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Associated With Our Business

We are a newly formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire, merge with, engage in a capital stock exchange with, purchase all or substantially all of the assets of, or engage in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities in the technology sector located in Israel, or, possibly, a company operating in Europe which management believes would benefit from establishing operations or facilities in Israel. will not generate any revenues or income (other than interest income, net of taxes, if any, on the proceeds of the initial public offering of our securities and the private placement) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.

If we are forced to dissolve and liquidate before a business combination our warrants will expire worthless.

If we are unable to complete a business combination and are forced to dissolve, liquidate and wind up, there will be no amount payable upon such liquidation with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.

You will not be entitled to protections normally afforded to investors of blank check companies including the ability to receive all interest earned on the amount held in trust.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 following the consummation of our initial public offering and filed a Current Report on Form 8-K with the SEC upon consummation of the initial public offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited into the trust account. Because we are not subject to Rule 419, a significant amount of the interest earned on the funds deposited in the trust account will be released to us to fund our working capital and will not be available at all to those public stockholders redeeming in connection with a business combination and our units began trading immediately upon consummation of the initial public offering.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.

Based upon publicly available information, we have identified approximately 151 similarly structured blank check companies which have completed initial public offerings since 2003. Of the blank check companies which have completed their public offerings, 45 companies have consummated a business combination, while 24 other companies have announced they have entered into definitive agreements or letters of intent with respect to a potential business combination, but have not yet consummated such business combinations and 8 other companies have liquidated or will be liquidating. Accordingly, there are approximately 74 blank check companies with approximately $13.4 billion in trust seeking to consummate a business combination. While many of these companies are targeted towards specific industries in which they must complete a business combination, certain of these companies may consummate a business combination in any industry they choose. As a result, there may be significant demand for the types of privately-held companies we target, which demand may limit the number of potential acquisition targets for us.

Further, the fact only 45 of such companies have consummated a business combination and 24 additional companies have entered into a definitive agreement or letter of intent for a business combination, may indicate there are fewer attractive target businesses available to such entities or that many privately-held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours. We cannot assure you we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you we will be able to effectuate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, we will be forced to liquidate.

We may choose to enter into a business combination that would require redemption of fewer than 29.99% of the shares sold in the initial public offering.

We will proceed with a business combination only if a majority of the shares of common stock cast at the meeting are voted in favor of the business combination, and public stockholders owning 29.99% or less of the shares sold in our initial public offering exercise their redemption rights. However, as part of the negotiations toward a business combination, our board of directors may, in the exercise of their business judgment, for example in order to preserve cash in the trust account in order to facilitate a particular business combination, agree that a business combination would only be consummated if a specified percentage less than 29.99% votes against the business combination and exercises their redemption rights. This could make it more difficult to consummate any proposed business combination.

The terms on which we may effect a business combination can be expected to become less favorable as we approach our eighteen and twenty four month deadlines.

Pursuant to our certificate of incorporation, we must adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation and the distribution of our assets, including the funds held in the trust account, if we do not effect a business combination within 18 months after completion of our initial public offering (or within 24 months after the completion of our initial offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after completion of our initial public offering and the business combination related thereto has not been completed within such 18-month period). We have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation and the distribution of our assets, including the funds held in the trust account, upon expiration of the time periods set forth above.

Any entity with which we negotiate, or attempt to negotiate, a business combination, will, in all likelihood, be aware of these time limitations and can be expected to negotiate accordingly. In such event, we may not be able to reach an agreement with any proposed target prior to such period and any agreement that is reached may be on terms less favorable to us than if we did not have the time period restrictions set forth above. Additionally, as the 18 or 24 month time periods draw closer, we may not have the desired amount of leverage in the event any new information comes to light after entering into definitive agreements with any proposed target but prior to consummation of a business transaction.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders from the trust account as part of our stockholder-approved plan of dissolution and liquidation will be less than $9.91 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities with which we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and not seek recourse against the trust account for any reason.

Accordingly, the proceeds held in trust could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $9.91 per share held in the trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from the trust account and net of any amounts released to us as working capital or to fund costs associated with our plan of dissolution and liquidation if we do not consummate a business combination), due to claims of such creditors. If we are unable to complete a business combination and are forced to dissolve and liquidate, certain of our executive officers will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in the trust account in order to preserve an $9.91 per-share liquidation price. Additionally, in the event we do not have sufficient funds available to us to consummate and complete our dissolution and liquidation, Ronen Zadok, our chief financial officer, secretary and a director, has agreed to fund all costs associated with our dissolution and liquidation. Based on information we have obtained from such individuals, we currently believe that such persons are capable of funding both a shortfall in our trust account and the costs associated with our dissolution and liquidation, even though we have not asked them to reserve for such an eventuality. However, we cannot assure you that our executive officers will be able to satisfy those obligations. We believe the likelihood of our executive officers having to indemnify the trust account is minimal because we will endeavor to have all vendors and prospective target businesses, as well as other entities, execute agreements with us waiving all right, title, interest or claim of any kind in or to monies held in the trust account.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.

Because a majority of our management's prior business experience has been limited to segments of the technology industry, they may lack the necessary experience to consummate a business combination with a target business in other segments or an alternative industry.

A significant portion of our management’s prior business experience has been limited to certain segments of the technology industry, notably software, telecommunication, media services, IT services, Internet and consumer products. If we locate an attractive business combination unrelated to these segments of the technology industry, our management may not have the necessary experience to adequately assess the merits or risks of the industries or segments in which the business operates.

Our current officers and directors may resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that some or all of the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

None of our directors or officers has been a principal of, or affiliated with, a “blank check” company that executed a business plan similar to our business plan and none of such individuals is currently affiliated with any such entity. However, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a more complete discussion of our management's affiliations and the potential conflicts of interest that you should be aware of, see the sections below entitled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

We will dissolve and liquidate if we do not complete a business combination within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if certain extension criteria are satisfied). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we do not intend to comply with those procedures. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we intend to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

We will dissolve and liquidate if we do not consummate a business combination

Pursuant to, among other documents, our certificate of incorporation, if we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months after the consummation of the initial public offering if the extension criteria described below have been satisfied our purpose and powers will be limited to dissolving, liquidating and winding up. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable and that portion of the interest earned previously released to us). Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation and we estimate such costs to be between $50,000 and $75,000. We believe there should be sufficient funds available either outside of the trust account or made available to us out of the net interest earned on the trust account and released to us as working capital, to fund this cost, although we cannot give any assurances thereof. Ronen Zadok, our chief financial officer, secretary and a director, has agreed to indemnify us for these expenses to the extent there are insufficient funds available from the proceeds not held in the trust account and interest released to us. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them.

If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.

We currently believe that any plan of dissolution and liquidation subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:
•
our board of directors will, consistent with its obligations described in our certificate of incorporation to dissolve, prior to the passing of the such deadline, convene and adopt a specific plan of dissolution and liquidation which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the Securities and Exchange Commission;
•
if the Securities and Exchange Commission does not review the preliminary proxy statement, then, approximately 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and approximately 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•
if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our plan of dissolution and liquidation.

In the event we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. The funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

These procedures, or a vote to reject any plan of dissolution and liquidation by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of dissolution and liquidation.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereafter at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The foregoing does not apply to the 1,500,000 insider warrants purchased by certain of our officers and directors prior to our initial public offering, as such warrants are not subject to redemption while held by the initial holder or any permitted transferee of such initial holder.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants.

Holders of our warrants will be able to exercise the warrant only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities law of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of our initial public offering to the extent required by federal securities law, and we intend to comply with such undertaking, we cannot assure you that we will be able to do so. In addition, we have agreed to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Because the warrants sold in the private placement were originally issued pursuant to an exemption from the registration requirements under the federal securities laws, holders of such warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the warrants purchased in our initial public offering will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of December 31, 2007, there were 17,102,411 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters’ unit purchase option) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of December 31, 2007 to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of investors in our initial public offering;
•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Additionally, the technology industry is capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions and working capital needs. If we finance the purchase of assets or operations through the issuance of debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

For a more complete discussion of the possible structure of a business combination, see the section below entitled “Effecting a business combination—Selection of a target business and structuring of a business combination.”

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

We have reserved approximately $50,000 (not including up to $1,500,000 of interest we may earn on funds in the trust account, which we are entitled to in order to cover our operating expenses and our costs associated with a stockholder-approved plan of dissolution and liquidation if we do not consummate a business combination) from the proceeds of our initial public offering and the private placement to cover our operating expenses and to cover the expenses incurred in connection with a business combination. This amount is based on management’s estimates of the costs needed to fund our operations and consummate a business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate as part of our stockholder-approved plan of dissolution and liquidation prior to consummating a business combination.

Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Although we expect most of our management and other key personnel to remain associated with us following a business combination, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate terms with the combined company as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment or consulting agreement or other arrangement. The determination to remain as officers of the resulting business will be made prior to the completion of the transaction and will depend upon the appropriateness or necessity of current management to remain. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

None of our officers or directors has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

None of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of our initial public offering and the private placement. Our management’s lack of experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to dissolve and liquidate the trust account to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. For a discussion of potential conflicts of interest that you should be aware of, see the section below entitled “Management—Conflicts of Interest.” We cannot assure you that these conflicts will be resolved in our favor.

All of our directors own shares of our common stock, and four of our directors own warrants purchased in the private placement immediately prior to our initial business combination, which will not participate in the liquidation of the trust account as part of our stockholder-approved plan of dissolution and liquidation and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors and officers own common stock in our company, and all of our officers and directors (other than Jacob Perry) own, warrants purchased in a private placement consummated prior to our initial public offering, but have waived their right to the liquidation of the trust account as part of our stockholder-approved plan of dissolution and liquidation with respect to those shares upon the liquidation of the trust account to our public stockholders if we are unable to complete a business combination. The shares and warrants owned by these persons will be worthless if we do not consummate a business combination. The personal and financial interests of these directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, these directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our existing stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside the trust account unless the business combination is consummated and therefore they may have a conflict of interest.

Our existing stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside the trust account, unless the business combination is consummated. The amount of available proceeds is based on management estimates of the capital needed to fund our operations and to consummate a business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of less than $5,000,000 and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of products or services. Additionally, we may face obstacles to completing simultaneous acquisitions.

Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of the amount in our trust account (excluding deferred underwriting compensation) at the time of such acquisition, which amount is required as a condition to the consummation of our initial business combination. We may not be able to acquire more than one target business because of various factors, including the amount of funds available to consummate a business combination, possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses. In addition, we may not have sufficient management, financial and other resources to effectively investigate the business and affairs of multiple acquisition candidates simultaneously or to negotiate the terms of multiple acquisition agreements at the same time which could result in a failure to properly evaluate multiple acquisitions. Further, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of the amount in our trust account (excluding deferred underwriting compensation) threshold. Accordingly, while it is possible we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the proceeds of our initial public offering and the private placement. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business; or
•	dependent upon the development or market acceptance of a single or limited number of products or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The ability of our stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder's shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

The initial target business that we acquire must have a fair market value equal to at least 80% of the amount in our trust account (excluding deferred underwriting compensation) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (excluding deferred underwriting compensation) at the time of such acquisition. We have not had any preliminary discussions, or made any agreements or arrangements, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the FINRA with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% threshold described above, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

If the net proceeds of our initial public offering and the private placement prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our officers and directors currently own shares of our common stock and thus may influence certain actions requiring a stockholder vote. Shares owned by our officers or directors will not participate in the liquidation of the trust account and a conflict of interest may arise in determining whether a particular target acquisition is appropriate for a business combination.

Our officers and directors collectively own 20% of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow our officers or directors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of our officers or directors and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling our company, may be more difficult to accomplish.

Our officers or directors have waived their right to receive distributions with respect to those shares of common stock upon the liquidation of the trust account if we are unable to consummate a business combination. Additionally, in a private placement consummated prior to the initial public offering, each of our officers and directors other than Jacob Perry, purchased equal amounts of an aggregate of 1,500,000 warrants from at a purchase price of $1.00 per warrant for a total purchase price of $1,500,000. The shares of common stock acquired prior to our initial public offering and any warrants owned by our officers and directors will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and our directors may influence their motivation in timely identifying and selecting a target acquisition and completing a business combination. Consequently, our officers’ discretion, and the discretion of our directors, in identifying and selecting a suitable target acquisition may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and as a result of such conflicts management may choose a target acquisition that is not in the best interests of our stockholders.

We will be dependent upon interest earned on the trust account to fund our search for a target company and consummation of a business combination.

Of the net proceeds of our initial public offering and the private placement, only $50,000 is available to us initially outside the trust account to fund our working capital requirements. We will be dependent upon sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to search for a target company and consummate a business combination. If interest rates were to decline substantially, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to dissolve, liquidate and wind up if we cannot consummate a business combination within the allotted time.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We issued warrants to purchase up to 4,000,000 shares of our common stock as part of the units sold in our initial public offering. In addition, we have sold to Maxim Group LLC an option to purchase up to 125,000 units (which includes 125,000 shares of our common stock and 125,000 warrants to purchase shares of our common stock). Each of our officers and directors, except Jacob Perry own an aggregate of 1,500,000 insider warrants that were purchased in a private placement consummated immediately prior to the initial public offering at a price of $1.00 per warrant. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our existing stockholders (including those officers and directors who have purchased warrants in the private placement) exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our existing stockholders, including our officers and directors who have purchased warrants in the private placement, are entitled to require us to register the resale of such warrants as well as their shares of common stock at any time after the date on which their shares are released from escrow. If such existing stockholders exercise their registration rights with respect to all of their shares of common stock (including those 1,500,000 shares of common stock issuable upon exercise of warrants included as part of the insider warrants), then there will be an additional 2,125,000 shares of common stock eligible for trading in the public market and we will bear the costs of registering such securities. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity limits the price at which you may be able to sell our securities or your ability to sell our securities at all.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended, because, following our initial public offering and prior to the consummation of a business combination, we may be viewed as engaging in the business of investing in securities (in this case United States government securities as described below) having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted which, among other problems, may make it difficult for us to complete a business combination. Such restrictions include:
•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;
•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

However, we do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust are invested by the trust agent in “government securities” with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act of 1940. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and liquidation and the funds remain in the trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Risks Associated with Operations in Israel

Acquisitions of companies with operations in Israel entail special considerations and risks. Additionally, although we are not limited to any particular industry, we intend to focus our search on target businesses in Israel that are engaged in the technology industry. If we are able to acquire a target business with operations in Israel, we will be subject to, and possibly adversely affected by, the following risks:

If there are significant shifts in the political, economic and military conditions in Israel, it could have a material adverse effect on our profitability.

If we consummate a business combination with a target business in Israel, it will be directly influenced by the political, economic and military conditions affecting Israel at that time and following acquisition. Major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on the target business and its operating results and financial condition. Furthermore, several countries restrict business with Israeli companies. This may impair our ability following a business combination to be, or become, profitable.

The termination or reduction of tax and other incentives that the Israeli Government provides to domestic companies may increase the costs involved in operating a company in Israel.

The Israeli Government currently provides tax and capital investment incentives to domestic companies. Additionally, the Israeli Government currently provides grant and loan programs relating to research and development, marketing and export activities. In recent years, the Israeli Government has reduced the benefits available under these programs and Israeli Government authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. We cannot assure you such benefits and programs would continue to be available following a business combination, or if available, to what extent. If such benefits and programs were terminated or further reduced, it could have an adverse affect on our results of operations following a business combination or make a specific business combination less attractive.

If relations between the United States and Israel deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

Israel and the United States have historically had a positive relationship. A significant amount of Israel’s economic development has been financed principally by military and economic aid from the United States and many Israeli companies have been financed by United States venture capital and investment concerns. If the relationship between the United States and Israel deteriorates, it could adversely affect our operations or cause potential target businesses or their goods or services to become less attractive.

Because all of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals.

All of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States. As a result, it may not be convenient or even possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws or other United States laws.

Our operations could be disrupted as a result of the obligation of personnel to perform military service.

Executive officers or key employees of a target business may also reside in Israel and be required to perform annual military reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of these officers or key employees due to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

Because a substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses is incurred in Israeli currency, a target business’ revenue may be reduced due to inflation in Israel and currency exchange rate fluctuations.

A substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses, principally salaries and related personnel expenses, are paid in Israeli currency. As a result, a target business will likely be exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of Israeli currency in relation to the dollar or the euro, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and euro costs of an Israeli company’s operations, it would therefore have an adverse effect on our dollar-measured results of operations following a business combination. The value of NIS against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in Israel’s political and economic conditions. As our operations may be primarily in Israel, any significant revaluation of the NIS may materially and adversely affect our cash flows, revenues and financial condition. Fluctuations in the NIS exchange rate, or even the appearance of instability in such exchange rate, could adversely affect our ability to find an attractive target business with which to consummate a business combination and to operate our business after a business combination.

Any Israeli government grants we receive for research and development expenditures may be reduced or eliminated due to government budget cuts. These grants limit or prohibit our ability to manufacture products and transfer know-how outside of Israel and require us to satisfy specified conditions.

Following a business combination, the target business we acquire may be receiving, or may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor for the financing of a portion of our research and development expenditures in Israel. Upon our acquisition of such entity, the Office of Chief Scientist will determine whether the entity will be eligible to continue receiving grants following the business combination. Additionally, the Israeli government has reduced the benefits available under this program in recent years and has indicated that it may reduce or eliminate these benefits in the future. When know-how or products are developed using Chief Scientist grants, the terms of these grants prohibit the transfer of the know-how out of Israel and would limit our ability to manufacture products based on this know-how outside of Israel without the prior approval of the Office of the Chief Scientist. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the Office of the Chief Scientist, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. The difficulties in obtaining the approval of the Office of the Chief Scientist for the transfer of manufacturing rights out of Israel could have a material adverse effect on strategic alliances or other transactions that we may enter into in the future that provide for such a transfer. If we acquire a target business in Israel, any non-Israeli who becomes a holder of 5% or more of our outstanding common stock will be required to notify the Office of the Chief Scientist and to undertake to observe the law governing the grant programs of the Office of the Chief Scientist.

Because Israeli law will govern almost all of any target business’ material agreements, we may not be able to enforce our rights within Israel or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Israeli law will govern almost all of our target business’ material agreements. We cannot assure you the target business will be able to enforce any of its material agreements or that remedies will be available outside of Israel. The system of laws and the enforcement of existing laws in Israel may not be as certain in implementation and interpretation as in the United States. Any inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Because any target business that we attempt to complete a business combination with will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, United States generally accepted accounting principles and audited in accordance with United States generally accepted auditing standards.  To the extent a prospective target business does not have financial statements which have been prepared with, or which can be reconciled to, United States generally accepted accounting standards, and audited in accordance with United States generally accepted auditing standards, we will not be able to acquire such target business.  These financial statement requirements may limit the pool of potential target businesses which we may acquire.

Exchange controls may restrict our ability to utilize our cash flow.

Israeli companies are subject to rules and regulations on currency conversion. In 1998, the Israeli currency control regulations were liberalized significantly, and there are currently no currency controls in place. However, legislation remains in effect pursuant to which such currency controls could be imposed in Israel by administrative action at any time. We cannot assure you that such controls will not be reinstated, and if reinstated, would not have an adverse effect on our operations.

If we fail to satisfy the conditions specified by any “Approved Enterprise” program, we may be required to pay increased taxes and would likely be denied the tax benefits to which we are currently entitled in the future.

Following a business combination, the Investment Center of the Ministry of Industry, Trade and Labor, a part of the Israeli Government, may grant, or have already granted, “Approved Enterprise” status to some investment programs at any manufacturing facilities we may acquire. “Approved Enterprises” are companies incorporated in Israel that qualify, based on certain criteria, for special treatment in respect of governmental benefits and grants designed to promote foreign and domestic investment. When we generate net income from Approved Enterprise programs, the portion of our income derived from these programs would be exempt from tax for a period of two years and is subject to reduced tax for an additional period thereafter. The benefits available to an Approved Enterprise program depend upon the ability of the entity to adhere to the investment program filed with the Investment Center of the Israeli Ministry of Industry, Trade and Labor, and to the fulfillment of periodic reporting obligations. If we fail to comply with these conditions, in whole or in part, we may be required to pay additional taxes for the period in which we benefited from the tax exemption or reduced tax rates and would likely be denied these benefits in the future.

The ability of any Israeli subsidiary to pay dividends is subject to Israeli law and the amount of cash dividends payable may be subject to devaluation in the Israeli currency.

After the completion of any business combination, if such business combination involves us maintaining an Israeli subsidiary, the ability of such Israeli subsidiary to pay dividends may be governed by Israeli law, which provides that cash dividends will be paid by an Israeli corporation only out of retained earnings as determined for statutory purposes in Israeli currency. In the event of a devaluation of the Israeli currency against the dollar, the amount in dollars available for payment of cash dividends out of prior years’ earnings will decrease accordingly. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to the Convention for the Avoidance of Double Taxation between Israel and the United States. Under the terms of the Convention, such dividends are subject to taxation by both Israel and the United States and, in the case of Israel, such dividends out of income derived in respect of a period for which an Israeli company is entitled to the reduced tax rate applicable to an Approved Enterprise are generally subject to withholding of Israeli income tax at source at a rate of 15%. Any Israeli subsidiary would also be subject to additional Israeli taxes in respect of such dividends, generally equal to the tax benefits previously granted in respect of the underlying income by virtue of any Approved Enterprise status.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. shareholder, you will be taxed on the U.S. dollar value of your dividends at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Because service and enforcement of legal process against our executive officers and directors is uncertain, investors may not be able to obtain or collect upon a judgment against such individuals and we may not be able to enforce our indemnity rights against our executive officers.

Service of process upon individuals or firms which are not resident in the United States may be difficult to obtain within the United States. Each of our directors and officers reside outside the United States. Furthermore, depending on the location of our assets and the assets of our directors and officers, any judgment obtained in the United States against us or such persons may not be collectible within the United States. We have appointed National Registered Agents, Inc. as our agent to receive service of process in any action against us in the United States. None of our officers or directors has consented to service of process in the United States or to the jurisdiction of any United States Court.

If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to the holders of our common stock, our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims, if any, of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, or by any target business, and that have not executed an agreement waiving any right, title, interest or claim of any kind in or to any monies held in trust; provided, however, that such liability may not extend to claims of target businesses brought under Israeli law or in Israeli courts. Accordingly, if a judgment is obtained against the trust account, we may not be able to enforce our indemnity rights against our executive officers.

There is substantial doubt as to the enforceability of civil liabilities under the Securities Act or the Exchange Act in original actions instituted in Israel. However, subject to certain time limitations and pursuant to the provisions set forth above, an Israeli court may declare a foreign civil judgment enforceable.

In order to transfer the proceeds of a foreign judgment enforced in Israel, outside of Israel, the transferring bank must notify the Controller of Foreign Currency of the Bank of Israel regarding the source of the funds. Under existing law, a foreign judgment payable in foreign currency may be paid in Israeli currency at the rate of exchange on the date of payment, but the judgment debtor may also make payment in foreign currency if the Israeli exchange control regulations then in effect permit such foreign currency payment. Pending collection, the amount of the judgment of an Israeli court stated in Israeli currency will ordinarily be linked to the Israeli consumer price index. Judgment creditors must bear the risk that they will be unable to convert their award into foreign currency that can be transferred out of Israel. All judgment creditors must bear the risk of unfavorable exchange rates.

Risks Associated with the Technology Sector

As mentioned elsewhere herein, our primary interest is in seeking a business combination with a company in the technology sector, although we may seek a business combination with a company in any industry. Below are some of the risks that we may face if we consummate a business combination in the technology industry.

The technology sector is highly competitive and we may not be able to compete effectively which could adversely affect our revenues and profitability following a business combination.

The technology industry is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. Many of the competitors we expect to face following a business combination may have significantly greater financial, technical, marketing and other resources than we do. Many of our potential competitors have a significantly broader market presence and greater experience than we have. These advantages will allow them to expend considerably more of their resources in an attempt to generate revenue, and may allow them to use their greater resources more effectively than we can. Accordingly, these competitors may be able to take advantage of market opportunities and withstand market downturns better than we can. We believe the competition we would face would be based primarily on the following factors:
•	price;
•	marketing;
•	licenses;
•	timely introduction of new technologies; and
•	product positioning.

Some of these competitors may also offer a wider range of services than we can and have greater name recognition and a larger client base. These competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. They may also be able to undertake more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies. If we are unable to compete effectively, it could harm our future business prospects.

We may not recoup the cost of developing new products.

To establish market acceptance, we may have to dedicate significant time and money to research, intellectual property development, production, marketing and sales. These costs would be especially high and speculative in developing new products, where substantial expenses often precede meaningful revenues. Thus, we may not recoup the cost of developing any new revenue streams for lengthy periods or at all.

Products may contain defects that may be difficult or even impossible to correct. Product defects could result in lost sales, additional costs, increased risk of liability and erosion of consumer and market confidence.

Any technology product first introduced or released may contain software, hardware or other defects difficult to detect and correct. Correcting defects can be a time-consuming and costly task, and may take several months. The existence of defects and delays in correcting them could result in negative consequences, including, but not limited to, the following:

•	delays in shipping;
•	cancellation of orders;
•	additional warranty and insurance expense;
•	delays in the collection of receivables;
•	product returns;
•	increased risk of litigation and liability exposure;
•	loss of market acceptance of our products;
•	diversion of research and development resources from new product development; and
•	inventory write-downs.

If key suppliers are unable to provide the raw materials required for production, we may not be able to obtain the raw materials from other sources on as favorable terms.

Regardless of the industry in which we effect a business combination, we will purchase raw materials from third parties. These raw materials may be subject to substantial cyclical price fluctuations and other market disturbances, including supply shortages. Any failure of such third parties to procure the raw materials needed may force us to procure such materials from other sources, if available, which could be costly and time consuming. The lack of availability or increase in price of such materials, regardless of the reason, could further have a negative impact on our financial condition and results of operations, as we may be forced to procure such materials from outside parties.

Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability.

As a result of any business combination, we may be subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution or protection of the environment. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt operations or require modifications to facilities. Accordingly, environmental, health or safety regulatory matters may result in significant unanticipated costs or liabilities.

Our business could suffer if we need to replace manufacturers.

We may compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us, if at all.

       International operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

       Our operations in countries outside the U.S., which are expected to be substantial and material, are accompanied by certain financial and other risks. We intend to pursue growth opportunities internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:
•	changes in foreign programs and policies;
•	changes in foreign regulatory, duty, tax or other requirements;
•	local product requirements;
•	longer-term receivables than are typical in the U.S.;
•	fluctuations in foreign currency exchange rates;
•	less protection of intellectual property in some countries outside of the U.S.;
•	trade protection measures and import and export regulations and requirements;
•	work force instability;
•	political and economic instability; and
•	complex tax and cash management issues.

Our ability to execute our business plan will depend, in part, on our ability to respond to constantly changing trends and consumer demands.

Our ability to execute our business plan will depend, in part, on our ability to originate and define products and trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products will need to appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you we will be able to develop appealing products or have the ability to meet constantly changing consumer demands in the future. In addition, we cannot assure you any new products we introduce will be accepted by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities.

We may effect a business combination in an industry in which a substantial part of our revenue is derived from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

Obtaining contracts from government agencies is challenging and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:
•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;
•	be subject to purchasing decisions of agencies that are subject to political influence;
•	include bonding requirements;
•	contain onerous procurement procedures; and
•	be subject to cancellation or reduction if government funding becomes unavailable or is cut back.

Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder. Protests and similar delays regarding any future government contracts of a material nature that may be awarded to us could result in materially adverse revenue volatility, making management of inventory levels, cash flow and profitability or loss inherently difficult. Outright loss of any material government contract through the protest process or otherwise, could have a material adverse effect on the combined company’s financial results and stock price.

Government agencies are subject to political, budgetary, purchasing and delivery constraints which may result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility may make management of inventory levels, cash flow and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

Security breaches in systems we may sell or maintain could result in the disclosure of sensitive government information or private personal information that could result in the loss of clients, increased liability exposure and negative publicity.

Many of the industries in which we are contemplating a business combination will involve exposing our company, and its products, to private personal information and information involved in sensitive government functions. Any protective measures we may use in these cases may not prevent security breaches, and failure to prevent security breaches may disrupt the combined company’s business, damage its reputation and expose it to litigation and liability. A party who is able to circumvent security measures could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, we may be required to expend significant capital and other resources to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches. However, protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

If we are unable to protect our patents, trademarks, copyrights and other intellectual property rights following a business combination, competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.

If we acquire a target business that is the owner of patents, trademarks, copyrights and other intellectual property, our operations may depend in part on our ability to obtain and enforce intellectual property rights for those assets, in the United States, Israel, Europe and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

        If we are alleged to have infringed on the intellectual property, privacy or other rights of third parties, it could subject us to significant liability for damages and invalidation of our proprietary rights.

If, following a business combination, third parties allege we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content.

If we acquire several companies with the intent of merging them to achieve economies of combination, a failure to merge them smoothly may harm our financial results.

If we acquire several companies, rather than a single one, with a total value of at least 80% of the amount in our trust account (excluding $362,500 of deferred underwriting compensation) at the time of such acquisition, we would expect to achieve economies of combination by downsizing the combined management and administrative staffs into a smaller, more cost effective management team. If we are not able to achieve these economies of combination, our financial results could suffer.

Risks Associated with Acquiring a Business Based in Europe

In the event we seek to acquire an operating business currently located in Europe, regulations governing such acquisition could have a material adverse effect on our ability to consummate a business combination.

Although the majority of our efforts will be spent on seeking an attractive Israeli company to acquire, our officers and directors have extensive contacts throughout the international business community. Accordingly, they may be introduced to companies located throughout Europe that may be attractive targets. The European Commission regulates mergers, full function joint ventures (i.e. ones which perform on a lasting basis all the functions of an autonomous economic entity) and the acquisition of holdings which confer decisive influence over an enterprise and which meet certain turnover thresholds specified in the EC Merger Regulation. Such transactions may not be carried out without prior approval from the European Commission. In the event we seek to acquire a European based company, we may be subject to additional regulatory obstacles which may have the effect of increasing the cost of, or delaying or preventing, such an acquisition.

European regulations governing any acquired business could have a material adverse effect on our ability to increase revenues.

It is expected that any business we seek to acquire that is located in Europe will be subject to direct and indirect regulation by the European Union and in the country in which the business is operated. The technology industry throughout Europe is heavily regulated and changes in regulations or requirements, changes in interpretation of existing regulations or failure to obtain required regulatory approvals or licenses could adversely affect our ability to operate or compete effectively. Changes in regulations and requirements applicable to competitive practices, pricing, licensing, taxation or other aspects of operations, including current or new technologies, products or services, could adversely affect our business prospects.

Changes in regulations could also adversely affect our manufacturing and distribution processes, the timing and cost of new products or services and, ultimately, their commercial success. Finally, export controls, tariffs or other fees or levies imposed on our products, as well as environmental, product safety, security and other European regulations concerning the export, import, pricing or costs of any technologies, products and services, could adversely affect our results of operations and future business prospects.

If our activities are subject to significant price and other regulatory controls in Europe, our competitive position and future profitability may be affected.

Certain European regulatory controls address issues such as the prices a company may charge for certain products or services. We cannot provide assurances regulatory authorities will not increase the severity of such price controls, nor extend the products or services to which such controls apply (including any new products or services we may offer in the future). These controls may adversely affect our market share, the severity of competition and our future profitability.

We may encounter difficulties in moving all or a part of the operations of any European business we acquire.

While we may determine not to move any of the operations of any acquired company to Israel, in the event we determine to do so, we would expect to face many regulatory hurdles in connection with such a move. Such a move would also require financial, logistical and other resources which could increase the time and cost required to effectuate such change. Additionally, such a move could have a negative impact on relationships with customers, suppliers, vendors and distributors. Any or all of such factors could be expected to have a negative impact on our financial condition and future business prospects.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease office space at which we maintain our executive offices at 4 Maskit Street, Herzeliya, Israel. The costs for this space is included in the $7,500 per-month fee New Pole Ltd., an affiliate of Ronen Zadok, our Chief Financial Officer, charges us for general and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our property.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, warrants and units are each traded on the OTC Bulletin Board under the symbols PPAC, PPACW and PPACU, respectively. Our units commenced public trading on April 25, 2007, and our common stock and warrants commenced public trading on June 1, 2007.

The following tables set forth, for the calendar quarter indicated, the quarterly high and low sales price for the Company’s units, common stock and warrants, respectively, as reported on the OTC Bulletin Board. The quotations merely reflect the prices at which transactions were proposed, and do not necessarily represent actual transactions.

	OTC Bulletin Board
	Pinpoint Advance Corp. Common Stock		Pinpoint Advance Corp. Warrants		Pinpoint Advance Corp. Units
	High	Low	High	Low	High	Low
Quarter ended December 31, 2007	$9.33	$9.24	$0.94	$0.80	$10.20	$10
Quarter ended September 30, 2007	$9.32	$9.15	$1.10	$0.72	$10.40	$9.71
Quarter ended June 30, 2007 (from April 25, 2007)	$9.18	$9.10	$1.35	$1.14	$10.45	$10

On March 26, 2008, the closing prices of our common stock, units and warrants were $9.20, $9.70 and $0.52, respectively.

Holders

On March 28, 2008, there were six holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of the board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Repurchases of Equity Securities.

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Overview

We were formed on September 6, 2006 for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination of an unidentified operating business. We intend to focus on identifying a prospective business with operations or facilities located in Israel, but will not be limited to pursuing acquisition opportunities only in Israel, and may pursue a company operating in Europe which management believes would benefit from establishing operations or facilities in Israel. Until consummation of our initial public offering in April 2007, all of our activity related to our formation and preparing for the initial public offering. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

We have little operating history, Our entire activity since inception has been to prepare for our initial public offering and, subsequently, to complete a business combination. We will not generate any operating income until the completion of a business combination. We have generated non-operating income in the form of interest income earned on the amounts held in our trust account.

For the year ended December 31, 2007 and for the period from inception (September 6, 2006) to December 31, 2006, we had net income (loss) of approximately $397,249 and ($8,140), respectively. The increase is primarily due to generating $897,815 of interest income on the proceeds of our April 2007 initial public offering, less general and administrative expenses of $295,923 and income taxes of $204,643 in 2007 as compared to the Company having no operations in the prior year. The general and administrative expenses have consisted primarily of establishing a corporate office and expenses incurred to evaluate business combinations.

During the period from inception (September 6, 2006) to December 31, 2007, the Company generated net income of approximately $389,109 consisting of approximately $593,752 and income taxes of $204,643.

Liquidity and Capital Resources.

We consummated our initial public offering of 2,500,000 units on April 25, 2007 at a price of $10.00 per unit. Each unit consists of one share of common stock, par value $.0001 per share and one warrant to purchase one share of common stock. On May 2, 2007, the underwriters exercised a portion of their over-allotment option and purchased an additional 375,000 units. Immediately prior to the consummation of our initial public offering, we consummated the private placement of 1,500,000 warrants at a purchase price of $1.00 per warrant to certain of our officers and directors. Gross proceeds from our initial public offering were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 was paid for costs and expenses related to the initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the initial public offering were approximately $28,451,000, of which $28,366,000 was deposited into the Trust Account. In additional, the first $114,900 of interest earned on the trust account will be used to bring the amount held in the trust account to $28,480,900 (or approximately $9.91 per share). The amount held in trust includes $862,500 of deferred underwriting compensation payable to Maxim Group LLC if and only if a business combination is consummated. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the Trust Account to operate through April 25, 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Our principal capital requirement for the 2007 fiscal year was to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring negotiating and consummating the business combination. Other than interest income that may be released to us, the proceeds held in trust will not be released to us prior to the consummation of a business combination or our dissolution and liquidation. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 2009, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

$50,000 from the proceeds of the public offering and the private placement is reserved for operating expenses Additionally, of the net interest earned on the trust account $1,500,000 may be released to us to cover our operating expenses (or costs associated with our plan of dissolution and liquidation if we do not consummate a business combination). This amount is based on management’s estimates of the costs needed to fund our operations for the 24 months from our public offering to consummate a business combination.

If we are unable to find a suitable target business by April 25, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our initial public offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the initial public offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us.

Contractual Obligations.

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. We entered into a Service Agreement with New Pole Ltd., requiring us to pay $7,500 per month. The agreement terminates on the earlier of the completion of a business combination or upon our dissolution.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act.

During the quarter ended December 31, 2007, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are listed below. None of such persons are, or have been, involved with any other blank check companies.

Name	Age	Position
Adiv Baruch	45	President, Chief Executive Officer and Director
Jacob Perry	62	Chairman of the Board of Directors
Ronen Zadok	48	Chief Financial Officer, Secretary and Director
Yoav Schwalb	48	Director
Yaron Schwalb	44	Chief Technology Officer and Director

Mr. Adiv Baruch has been our President, Chief Executive Officer and a Director since inception. Since February 2004, he has been a director, and from January 1, 2004 until November 2006, he served as the President and CEO, of B.O.S., a company publicly traded on both NASDAQ and the Tel Aviv Stock Exchange (BOSC). Through its wholly owned subsidiaries, B.O.S. delivers connectivity from IBM iSeries computers to personal computers and mobile devices and provides solutions in RFID, semiconductors, electronic components, CCD, imaging, networking, telecom and automation. From 1999 to 2003, he served as Executive Vice President, Business Development of Ness Technologies (NASDAQ: NSTC), an international provider of comprehensive end-to-end IT services and solutions. Ness offers a unique global delivery model of innovative, high-quality, value-added services that enable organizations to attain sustainable competitive advantage. He has served as founder and an executive or director for several information technology companies and Internet start-ups. Mr. Baruch is actively involved as the chairman of The Israel Export and International Cooperation Institute, Hi-Tech and Telecom Division, and a board member of the IEIC. Mr. Baruch serves as a director in several public and private companies, including Maayan Ltd. (one of the first public Israeli technology incubators), Rabintex Industries Ltd, an international leading manufacturer of personal protection equipment and armored systems and Tapuz, the Israeli community and mobile portal, all of which are public traded companies listed on the Tel Aviv Stock Exchange. He is also a director of Zone 4 Play Inc., which is quoted on the OTC Bulletin Board under the symbol ZFPI. Zone 4 Play is a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Mr. Baruch has a B.Sc. in Information Systems and Industrial Engineering from the Technion - Israel Institute of Technology. He is also Chairman of Mate Video Analytics. Since 2004 he has been a partner in Signum Ltd.

Mr. Jacob Perry has been the chairman of our board of directors since September 27, 2006. He has been Chairman of the Board of Directors of Bank Mizrahi Tefahot since 2003. Mr. Perry has been a member of the Board of Directors of Magal Security Fences since 2003. From 2003 to 2006, he was Chairman of the Board of Lipman Engineering, a company focused on transaction solutions. On April 2, 1995, Mr. Perry was named President and CEO of Cellcom Israel Ltd., which received Israel’s second license for the operation of a cellular network. Cellcom began operations on December 24, 1994, six months after obtaining its license. Under Mr. Perry’s leadership, Cellcom became one of the leaders in Israel's cellular market, offering a variety of network services. By the time of Mr. Perry’s departure in December, 2002, Cellcom was widely regarded as one of the leading companies in the Israeli economy, with 4,000 employees, a 41% market share and approximately 2.5 million subscribers. In 2001, Cellcom had more than $1 billion in revenues, with a net profit of approximately $125 million. From 1966 through 1995, Mr. Perry served in various capacities in Israel’s General Security Service (GSS), including commander, deputy chief and Director. He was appointed Director of the GSS in April 1988 by then Prime Minister Yitzhak Shamir and served in such capacity until March 1, 1995. As Director, he was responsible for command of the security establishment for the State of Israel, both domestically and internationally. As Director, he managed thousands of employees at various levels of operations and had primary oversight of intelligence and research systems, human resources and technologies. As Director, he reported directly to the Prime Minister, as well as other relevant Israeli government ministers and officials. He received a B.A. in Oriental Studies and History of the Jewish People from the Hebrew University of Jerusalem and Tel-Aviv University and graduated from the AMP115 program from Harvard Business School, focusing on budget and finance management and marketing.

Mr. Ronen Zadok has been our Chief Financial Officer, Secretary and Director since inception. Since October 1999 to 2005 he has been a managing partner in Signum Ltd., a privately held company focusing on turnaround management services for corporations. Currently, he is a Director in Zone 4 Play (OTCBB: ZFPI) and Applisonix, a newly listed company on the Tel Aviv Stock Exchange (TASE: APLS). He is also a managing partner of New Pole Ltd., a newly formed, privately held investment company and, since 2005, a director of SiMetra Farm Ltd., an Israeli biotech company. From October 2002 to May 2004, he was a director of Ness Technologies (NASDAQ: NSTC). From 1995 to October 1999, Mr. Zadok was CEO and a Director of Clal-Ipex, a joint venture company with Clal (Israel's largest conglomerate at that time), specializing in IT professional and outsourcing services. From July 1992 to 1995, Mr. Zadok was the CFO and Co-Founder of Ipex Israel Ltd., a software and IT services company which was acquired by Ness Technologies. From 1990 to 1992, Mr. Zadok was Director of Marketing - financial services for Ipex ITG Australia, an IT products, services and outsourcing company. Mr. Zadok holds a B.A. in Economics and Business Administration, a B.A. in accounting and an MBA in finance and accounting, all from Tel Aviv University.

Mr. Yoav Schwalb has been a Director of our company since inception. From February 2004 to February 2005, he served as a director of Volante (recently acquired by Commander Communications) (ASX: CDR), one of Australia's largest information technology providers. Mr. Schwalb has been a director of SiMetra Farm Ltd., an Israeli biotech company, since 2006. From October 2002 through February 2004, Mr. Schwalb was an Executive Vice President of Ipex ITG Australia, leading the business development unit. In such capacity, Mr. Schwalb was charged with overall control of sales and marketing as well as the development and initiation of new business areas. From October 1999 to February 2002, he served as a Director of Ness Technologies (NASDAQ: NSTC). From October 1993 to October 1999, Mr. Schwalb served as the CEO and Director of Ipex Israel Ltd., an Israeli high-tech company (which later merged with Ness Technologies). Yoav Schwalb is the brother of Yaron Schwalb, our Chief Technology Officer and a director.

Mr. Yaron Schwalb has been our Chief Technology Officer and a Director since inception. Mr. Schwalb has been a director of SiMetra Farm Ltd., an Israeli biotech company, since 2006. From February 2004 to September 2005, Mr. Schwalb was CTO and Technical Director of the Ipex division of Volante (AMEX: VGL), one of Australia's largest information technology providers. From 2006, he has served as a partner of New Pole Ltd., a newly formed, privately held investment company. From 1985 to 2004, he was co-founder and CTO of Ipex ITG Australia. Mr. Schwalb received his B.Com from Melbourne University (Australia). Yaron Schwalb is the brother of Yoav Schwalb, a director of our company.

 Number and Terms of Office of Directors.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Yaron Schwalb and Yoav Schwalb, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Perry, Baruch and Zadok, will expire at the second annual meeting.

None of these individuals has been a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with such an entity.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our officers, directors and greater than ten percent stockholders have complied with the applicable Section 16(a) reporting requirements in a timely manner.

Board Committees.

Our board of directors in its entirety will act as the audit committee and compensation committee. We intend to establish an audit committee and a compensation committee upon consummation of a business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning potential target businesses. We do not feel a compensation committee is necessary prior to a business combination as there is no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this prospectus.

Code of Conduct.

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed copies of our code of ethics and committee charters as an exhibit to our registration statement on Form S-1, which we filed with the Securities and Exchange Commission on October 20, 2006. This document may be reviewed by accessing such filing at the SEC Web site at www.sec.gov. In addition, a copy of the code of ethics shall be provided without charge upon request to us.

Item 11. Executive Compensation.

Executive Compensation.

No compensation of any kind, including finders and consulting fees, has or will be paid to any of our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, our directors and officers will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial Ownership of Securities

Name and Address of Beneficial Owner(1)	Number of Shares (2)(3)		Percentage of Common Stock (4)
Ronen Zadok, Chief Financial Officer, Secretary, Director	140,625		4.5%
Adiv Baruch, President, Chief Executive Officer, Director	140,625		4.5%
Yaron Schwalb, Chief Technology Officer, Director	140,625		4.5%
Yoav Schwalb, Director	140,625		4.5%
Jacob Perry, Chairman	62,500		2.0%
Sapling LLC (5)	240,955		6.9%
Fir Tree, Inc. (5)	241,000		6.9%
Brian Taylor (7)	233,000		6.7%
Nisswa Master Fund Ltd (7)	233,000		6.7%
Pine River Capital Management L.P. (7)	233,000		6.7%
QVT Financial LP (8)(10)	200,000		5.7%
QVT Financial GP LLC (8)(10)	200,000		5.7%
QVT Fund LP (9)(10)	179,728	(11)	5.14%
QVT Associates GP LLC (8)	200,000		5.7%
DKR Capital Partners L.P. (12)	240,000		7.7%
Acqua Wellington North American Equities, Ltd. (13)	180,000		5.1%
Jonathan M. Glaser (14) (15)	307,000		8.8%
Daniel Albert David (14)(16)	307,000		8.8%
David Rubenstein (14) (17)	353,800	(19)	10.1%
Pacific Asset Management, LLC (14)(16)	307,000		8.8%
Pacific Capital Management, Inc. (14) (16)	307,000		8.8%
JMG Triton Offshore Fund, Ltd. (14)(16)	307,000		8.8%
All directors and executive officers as a group (5 individuals)(4)	625,000		20.00%

(1)	Unless otherwise indicated, the business address of each of the individuals is 4 Maskit Street, Herzeliya, Israel 46700.
(2)	After giving effect to the 1.325 for 1 reverse split of the common stock as of February 20, 2007.
(3)	Unless otherwise indicated, all ownership is direct beneficial ownership.
(4)
The percentage ownership before and after the public offering of our stock for all executive officers and directors does not include the shares of common stock underlying the insider warrants sold in the private placement. Assumes that following the sale of 2,875,000 units in this offering that none of the (a) 2,875,000 Warrants to purchase shares of our common stock included in such units were exercised and (b) none of the 1,500,000 warrants to purchase shares of our common stock sold to our directors as described were exercised.

(5)	Persons voting as a group as such term is defined in Section 13(d)(3) Located at 505 Fifth Avenue, 23rd Floor, New York, New York 10017.
(6)	Persons voting as a group as such term is defined in Section 13(d)(3). Located at 666 Fifth Avenue, New York, NY 10103.
(7)	Persons voting as a group as such term is defined in Section 13(d)(3). Located at 800 Nicollet Mall, Suite 2850, Minneapolis, MN 55402.
(8)	Persons voting as a group as such term is defined in Section 13(d)(3). Located at 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.
(9)	Located at Walkers SPV, Walkers House, P.O. Box 908GT Mary Street George Town, Grand Cayman, Cayman Islands.

(10)	Persons voting as a group as such term is defined in Section 13(d)(3).
(11)
QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 179,728 shares of Common Stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 20,272 shares of Common Stock. QVT Financial has the power to direct the vote and disposition of the Common Stock held by the Fund and Quintessence. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 200,000 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 200,000 shares of Common Stock.

Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund and Quintessence. QVT Associates GP LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein

(12)	Located at 1281 East Main Street, Stamford, CT 06902.
(13)	Located at c/o Ogier, Qwomar Complex, 4th Floor, P.O. Box 3170 Road Town, Tortola British Virgin Islands.
(14)	Persons voting as a group as such term is defined in Section 13(d)(3).
(15)	Located at 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA 90025
(16)	Located at 100 Drakes Landing, Suite 207, Greenbrae, CA 94904
(17)	Located at One Sansome Street, 39th Floor, San Francisco, CA 94104
(18)	Located at Ogier Fiduciary Services (BVI) Ltd., Nemours Chambers, PO Box 3170, Road Town, Tortola, BVI VG1110
(19)	308,700 shares are voted as a group as such term is defined in Section 13(d)(3) and 45,100 is voted in his individual capacity.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Immediately after our public offering, our existing stockholders, which include all of our officers and directors, collectively, beneficially owned 20.0% of the then issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

On September 6, 2006, our officers and directors purchased for an aggregate purchase price of $25,000, 625,000 shares of common stock of our Company for a price of $.02 per share as adjusted for the effect of stock and dividends. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before three years from the date of this prospectus. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

The holders of the majority of these shares will be entitled to require us, on up to two occasions at any time commencing three months prior to the third anniversary of the effective date of the public offering, to register these shares pursuant to an agreement to be signed prior to or on the effective date of the prospectus. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our officers and directors, other than Jacob Perry or entities wholly owned by them, purchased equal amounts of an aggregate of 1,500,000 warrants from us at a price of $1.00 per warrant in a private placement prior to the commencement of our initial public offering. Each warrant is exercisable into one share of common stock at $7.50 and will become exercisable on the later of (i) the completion of a business combination with a target business or (ii) one year from the date of the prospectus, and expiring four years from the date of the prospectus. The insider warrants will not be subject to redemption and may be exercised on a “cashless” basis if held by the initial holder thereof or its permitted assigns. No commissions, fees or other compensation will be payable in connection with such private placement.

We have granted the holders of such warrants demand and “piggy-back” registration rights with respect to the shares of common stock underlying such warrants at any time commencing on the date we announce we have entered into a letter of intent with respect to a proposed a business combination, provided, however, any such registration will not become effective prior to completion of our initial business combination. The demand registration may be exercised by the holders of a majority of such warrants. We will bear the expenses incurred in connection with the filing of any such registration statements.

In order to protect the amounts held in the trust account, Adiv Baruch, Ronen Zadok and Yaron Schwalb, each an executive officer and director, have agreed, equally, to indemnify and hold us harmless against any and all loss, liability, claims, damage and expense whatsoever (including, but not limited to, any and all legal or other expenses reasonably incurred in investigating, preparing or defending against any litigation, whether pending or threatened, or any claim whatsoever) to which we may become subject as a result of any claim by any vendor that is owed money by us for services rendered or products sold, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the trust account and only to the extent we fail to obtain valid and enforceable waivers from such vendors in order to protect the amounts held in trust.

Additionally, Ronen Zadok has agreed to indemnify and hold us harmless against any and all loss, liability, damage and expense whatsoever (including, but not limited to, any and all legal or other expenses) reasonably incurred in our dissolution and liquidation, and in investigating, preparing or defending against any litigation, whether pending or threatened, or any claim whatsoever) to which we may become subject as a result of our dissolution and liquidation, but only to the extent there are not available funds outside of the trust account sufficient to consummate our dissolution and liquidation.

On May 2, 2007, the Company sold an additional 375,000 units subject to the underwriters’ over allotment option. The Company also sold to the underwriters for $100 an option to purchase up to 125,000 Units. In addition, for a period of no less than two years after the date of the prospectus, we have agreed to engage a designee of Maxim Group LLC, the representative of the underwriters, as an advisor to our board of directors, where such advisor shall attend meetings of the board, receive all notices and other correspondence and communications sent by us to members of our board of directors. In addition, such advisor shall be entitled to receive, as his/her sole compensation, reimbursement for all costs incurred in attending such meetings.

We maintain executive offices at 4 Maskit Street, Herzeliya, Israel 46700 and our telephone number is 972 9-9500245. The $7,500 per month fee New Pole Ltd. charges us for general and administrative services, including but not limited to receptionist, secretarial and general office services is pursuant to a letter agreement between us and New Pole Ltd. This agreement commences on the date of this prospectus and shall continue until the earliest to occur of: (i) consummation of a business combination, (ii) 24 months after the completion of the offering if no business combination has been consummated and (iii) the date on which we cease our corporate existence in accordance with our amended and restated certificate of incorporation. We believe, based on fees for similar services in the Herzeliya, Israel metropolitan area that the fee charged by New Pole Ltd. is at least as favorable as we could have obtained from an unaffiliated person.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, officers or directors who owned our common stock prior to the offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Our initial stockholders will not receive reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the amount in the trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, we anticipate that our officers and directors may enter into employment or consulting agreements, the terms of which shall be negotiated and which we expect to be comparable to employment or consulting agreements with other similarly-situated companies in the industry in which we consummate a business combination. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies in the industry in which we consummate a business combination.

Director Independence.

Although the Company’s securities are listed on the Over-the-Counter Bulletin Board, we apply the AMEX standard for independent directors. The AMEX requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that all of our directors are not independent directors as defined under the AMEX’s listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, constituting a majority of our board.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2007, the firm of Ziv Haft, a BDO member firm which we refer to as BDO, was our principal accountant. BDO manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its audit. The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO LLP in connection with statutory and regulatory filings. We expect to be billed approximately $13,000 in connection with our December 31, 2007 year end audit (December 31, 2006 - $5,000). $35,000 was paid for our audit in connection with our IPO.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by BDO for the years ended December 31, 2006 and 2007.

Tax Fees. Fees for professional services rendered by BDO for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2007 were approximately $3,500. No fees were paid for the fiscal year ended December 31, 2006.

All Other Fees. There were no fees billed by BDO for any other professional services rendered from the date of our inception through December 31, 2007.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

List of documents filed as part of this report

1. Financial Statements.    The following Financial Statements and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K.

2. Financial Statement Schedules.    These schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

3. Exhibits.    We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement.*
3.1	Certificate of Incorporation.*
3.1(A)	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.*
4.5	Unit Option Purchase Agreement between the Registrant and Maxim Group LLC.*
10.1.1	Letter Agreement among the Registrant, Maxim Group LLC and Adiv Baruch.*
10.1.2	Letter Agreement among the Registrant, Maxim Group LLC and Yoav Schwalb.*
10.1.3	Letter Agreement among the Registrant, Maxim Group LLC and Ronen Zadok.*
10.1.4	Letter Agreement among the Registrant, Maxim Group LLC and Yaron Schwalb.*
10.1.5	Letter Agreement among the Registrant, Maxim Group LLC and Jacob Perry.*
10.2	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.*
10.3	Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders.*
10.4	Registration Rights Agreement among the Registrant and the Initial Stockholders.*
10.5	Lease/Office Services Agreement dated October 18, 2006 by and among the Registrant and New Pole Ltd.*
10.6	Amended and Restated Subscription Agreement between the Registrant and certain officers and directors of the Registrant.*
10.7	Promissory Note in the amount of $50,100 dated September 6, 2006 issued to Ronen Zadok.*
10.8	Promissory Note in the amount of $39,900 dated October 18, 2006 issued to Ronen Zadok.*
10.9	Promissory Note in the principal amount of $28,000, dated October 6, 2006 issued to Ronen Zadok.*
99.1	Code of Ethics.*

*	Previously filed on Form S-1 on February 21, 2007 with the SEC and is hereby incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
PINPOINT ADVANCE CORP.

We have audited the accompanying balance sheets of PINPOINT ADVANCE Corp. (a development stage corporation) (the “Company”) as of December 31, 2007 and 2006 and the related statement of operations, stockholders’ equity and cash flows for the period from inception (September 6, 2006) to December 31, 2006, the year ended December 31 2007 and for the period from inception (September 6, 2006) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the period from inception (September 6, 2006) to December 31, 2006, the year ended December 31, 2007 and for the period from inception (September 6, 2006) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination within 18 months of the Company’s initial public offering (by October 25, 2008) or 24 months of the Company’s initial public offering (by April 25, 2009) if certain extension criteria are met. The possibility of such business combination not being consummated raises substantial doubt about the Company’s ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel	/s/ Ziv Haft

March 28, 2008	Certified Public Accountants (Isr.)

BDO member firm

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

Current assets
Cash	$70,860	$—
Deposit	317	939
Cash held in trust (note 1)	29,038,765
Prepaid expense	27,778	—
Total current assets	29,137,720	939
Deferred offering costs	—	210,161
Total Assets	$29,137,720	$211,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term bank credit	$—	$40
Deferred underwriting fees (note 4)	862,500	—
Deferred legal fees (note 4)	100,000
Accrued expenses and other accounts payable	277,898	76,200
Loans from related party	—	118,000
Total current liabilities	1,240,398	194,240
Common Stock subject to possible redemption, 862,212 shares, at redemption value (Note 1)	8,625,740	—
Commitments (note 6)

Stockholders’ Equity (note 2)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding

Common stock – $.0001 par value; 20,000,000 authorized; 2,637,788 issued and outstanding (excluding of 862,212 shares subject to possible redemption); and 828,125 shares outstanding	264	83

Additional paid-in capital	19,000,986	24,917

Earnings (deficit) accumulated during the development stage	270,332	(8,140)
Total stockholders’ equity	19,271,582	16,860
Total liabilities and stockholders' equity	$29,137,720	$211,100

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2007	Period from September 6, 2006(inception) to December 31, 2006	Period from September 6, 2006(inception) to December 31, 2007

State franchise tax	$43,775	$—	$43,775
Formation and operating costs	—	1,000	1,000
Other general and administrative expenses	251,001	7,000	258,001
Bank charges	1,147	140	1,287
Loss from operation	(295,923)	(8,140)	(304,063)
Interest income	897,815	—	897,815
Income (loss) before provision for income tax	601,892	(8,140)	593,752
Provision for federal current income tax	204,643	—	204,643
Net income (loss) for the period	$397,249	$(8,140)	$389,109

Accretion relating to common stock subject to possible redemption	(118,777)	—	(118,777)
Net income (loss) attributable to other common stockholders	$278,472	$(8,140)	$270,332

Net earnings per share
Basic	$0.11	$—
Diluted	$0.09	$—

Weighted average shares outstanding
Basic	2,592,376	625,000
Diluted	2,968,596	625,000

Net earnings per share subject to possible conversion
basic and diluted	$0.14	$—

Weighted average shares outstanding subject to possible conversion
basic and diluted	862,212

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to December 31, 2007

	Common stock		Additional Paid-in	Deficit accumulated during the	Total Stockholders’
	Shares	Amount	capital	development stage	equity
Balance September 6, 2006 (inception)	—	$—	$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	24,917		25,000
Net loss for the period				(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	100	—	100
Proceeds from issuance of warrants	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering, net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	17,475,949	—	17,476,150
Net income for the period	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	$264	19,000,986	$270,332	$19,271,582

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2007	Period from September 6, 2006 (inception) to December 31, 2006	Period from September 6, 2006 (inception) to December 31, 2007
OPERATING ACTIVITIES
Net income (loss) for the period	$397,249	$(8,140)	$389,109
Increase in accrued expenses and other accounts payable	488,059		488,059
Increase in prepaid expenses	(27,778)		(27,778)
Increase in interest receivable in trust	(91,847)	—	(91,847)
Net cash provided (used) in operating activities	765,683	(8,140)	757,543

INVESTING ACTIVITIES
Cash contributed to Trust Fund (including Accrued interest)	(28,946,918)	—	(28,946,918)
Net cash used in investing activities	(28,946,918)	—	(28,946,918)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from loans from related party	33,210	118,000	151,210
Payment of loans from related party	(151,210)	—	(151,210)
Deposit	622	(939)	(317)
Short term bank credit	(40)	40	—
Payment of deferred offering cost	(76,200)	(133,961)	(210,161)
Proceeds from issuance of insider warrants	1,500,000	—	1,500,000
Proceeds from purchase of underwriter’s purchase option	100	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	8,506,963	—	8,506,963
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	18,438,650		18,438,650
Net cash provided by financing activities	$28,252,045	$8,140	$28,260,235

Net increase in cash	$70,860	$—	$70,860
Cash
Beginning of period	—	—	—
End of period	$70,860	$—	$70,860

Supplemental disclosure of non-cash activity:
Accrued registration costs	—	76,200	76,200
Fair value of underwriter’s purchase option included in offering costs	738,750	—	738,750
Deferred legal fees against additional paid-in capital	100,000		100,000
Deferred underwriting fees against additional paid-in capital	862,500		862,500

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through December 31, 2007 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on April 19, 2007. On April 25, 2007, the Company completed a private placement ("Private placement") and received net proceed of $1.5 million. The Company consummated the Offering on April 25, 2007 for net proceeds of approximately $27 million (including the over allotment).The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully affect a Business Combination.

Management has agreed that $28.37 million or $9.91 per Unit sold in the initial public offering will be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which $0.3 per Unit will be paid to the underwriter upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.

The Company’s certificate of incorporation filed with the State of Delaware contains provisions designed to provide certain rights and protections to Company stockholders prior to the consummation of a business combination, including:

•	Requirement that all proposed business combinations be presented to stockholders for approval regardless of whether or not Delaware law requires such a vote;

•	Common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon, but net of taxes payable on interest earned), divided by the number of shares sold in the Offering, or approximately $10 per share based on the value of the Trust Fund as of December 31, 2007. As a result of the Conversion Right, $8,625,740 (including accretion of $118,777) relating to 862,212 shares of Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock subject to possible conversion on the accompanying balance sheet as of December 31, 2007. The Company will not complete any business combination if public stockholders owning 30% or more of the shares sold in the Company's initial public offering vote against the Business Combination and exercise their redemption rights. Even if less than 30% of the stockholders, as described above, exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds less than a fair market value equal to at least 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters) at the time of such acquisition, which amount is required for the initial business combination. In such event the Company may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.

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

•
A requirement that in the event the Company does not consummate a business combination by the later of 18 months after the consummation of the Proposed Offering or 24 months after the consummation of the Proposed Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed, the Company’s purpose and powers will be limited to dissolving, liquidating and winding up; provided however, that the Company reserves its rights under Section 278 of the Delaware General Corporation Law to bring or defend any action, suit or proceeding brought by or against the Company;

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS—Continued

NOTE 1—DISCUSSION OF THE COMPANY’S ACTIVITIES (Continued)

•
Requirement that management take all actions necessary to liquidate the trust account to the Company’s public stockholders as part of its plan of dissolution and liquidation in the event the Company does not consummate a business combination by the later of 18 months after the consummation of the Proposed Offering or 24 months after the consummation of the Proposed Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but was not consummated within such 18 month period;

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

NOTE 2—OFFERING

In its initial public offering, effective April 19, 2007 (closed on April 25, 2007), the Company sold to the public 2,875,000 Units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Each unit consisted of one share and one warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the initial public offering and the Private placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.

The Company also sold to underwriters for $100 an option to purchase up to 125,000 Units (Note 6).

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 31, 2007.

Trust Account—The Company's restricted cash and cash equivalents held in the Trust Account at December 31, 2007 is invested in a money market fund. The Company recognized interest income $897,815 from inception (September 6, 2006) to December 31, 2007 on such money market fund, which is included in interest income on the accompanying statements of operations.

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

Net Income per Share—Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic earnings per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 862,212 common shares subject to possible conversion. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 1,500,000 outstanding warrants, issued in connection with the private placement described in Note 1 and the warrants issued in connection with the public offering has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 125,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS—Continued

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments—the fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2007.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of December 31, 2007.

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

New Accounting Pronouncements—FIN 48: “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109". Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an effect, on the Company's financial statements.

NOTE 4- DEFFERED UNDERWRITING FEE

In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2,262,500 (with over allotment exercised). The underwriters exercised their over-allotment option on May 2, 2007. The Company paid an aggregate of $1,400,000, of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $862,500 will be deferred until consummation of the Business Combination.

In connection with the Offering, the Company has entered into an engagement agreement (the “Engagement Agreement”) with its legal counsel in the Offering.  Pursuant to the Engagement Agreement, the Company was obligated to its legal counsel for certain fees and expenses related to the Offering, including an aggregate legal fee of $250,000.  The Company paid $150,000, of the legal fee upon closing of the Offering.  The Company and its counsel have agreed that payment of the balance of the legal fee of $100,000 will be deferred until consummation of the Business Combination. If the Business Combination does not occur, these deferred fees will be distributed to the shareholders as part of the liquidation of the Company.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS—Continued

NOTE 5—COMMITMENTS

The Company has agreed to pay a monthly fee of $7,500 to an affiliate of Ronen Zadok, commencing on the date of the Offering for office space and certain general and administrative services. In addition the officers and directors of the Company will be entitled to reimbursement for out-of-pocket expenses incurred by them or their affiliates on behalf of the Company.

The initial stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation. The initial stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the Proposed Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Proposed Offering. In addition, the initial stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Proposed Offering. The shares of common stock underlying the Underwriter’s option are subject to similar registration rights.

NOTE 6 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company has agreed to pay the underwriter in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option) of the Offering. However, the underwriter has agreed that 3% of the underwriting discounts will not be payable unless and until the Company completes a business combination, and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a business combination. The Company has sold to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit. The units issuable upon exercise of this option are identical to those offered by the Offering. This option commences on the later of the consummation of a business combination or 180-days from the date of the prospectus with respect to the Proposed Offering and expires five years from the date of the prospectus. The Company estimates that the fair value of the Underwriter’s Option was approximately $738,750 ($5.91per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter's Option has been estimated using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) contractual life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of Israeli technology companies with market capitalizations between $50 million - $100 million that trade on US Stock Exchanges. In calculating volatility for the representative companies, the Company used daily historical volatilities for the period of time equal to the term of the option (5 years) .The Company has accounted for these purchase options as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

Immediately prior to the Initial Public Offering the Company sold to certain of the initial Stockholders 1,500,000 warrants ("Private Warrants"), for an aggregate purchase price of $1,500,000. All of the proceeds received from the sale of the Insider Units were placed in the Trust Account. The Insider Units are identical to the units offered in the Initial Public Offering except that the warrants included therein are not redeemable while held by the insider or his permitted transferees. All of the Company’s stockholders prior to the Proposed Offering (“Initial Stockholders”) agreed to vote the shares of common stock owned by them immediately before the offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders and the holders of the shares of common stock included in the Insider Units agreed to vote in favor of a business combination proposed to the Company’s stockholders. All of such holders have waived their rights to participate in any liquidation distribution occurring upon failure of the Company to consummate a business combination.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2008.

PINPOINT ADVANCE CORP.

By:	/s/ Adiv Baruch
Name: Adiv Baruch Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adiv Baruch	President and Chief Executive Officer	March 30, 2008
Adiv Baruch	(principal executive officer)

/s/ Ronen Zadok	Chief Financial Officer and Secretary	March 30, 2008
Ronen Zadok	(principal financial and accounting officer)

/s/ Jacob Perry	Chairman	March 30, 2008
Jacob Perry

/s/ Yoav Schwalb	Director	March 30, 2008
Yoav Schwalb

/s/ Yaron Schwalb	Director	March 30, 2008
Yaron Schwalb