Form 10-Q
period 2008-03-31
Pinpoint Advance CORP
filed 2008-05-14
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

972 9-9500245
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of May 14, 2008, 3,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PINPOINT ADVANCE CORP.

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	March 31, 2008	March 31, 2007	December 31, 2007

ASSETS

Current assets
Cash	$143,694	$—	$70,860
Deposit	317	316	317
Cash held in trust (Note 1)	29,022,920	—	29,038,765
Prepaid expense	20,795	—	27,778
Total current assets	29,187,726	316	29,137,720
Deferred offering costs	—	246,206	—
Total Assets	$29,187,726	246,522	$29,137,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Short term bank credit	$—	$103	$—

Deferred underwriting fees (Note 5)	862,500	—	862,500

Deferred legal fees (Note 5)	100,000	—	100,000

Accrued expenses and other accounts payable	275,002	103,412	277,898

Loans from related party	—	126,210	—

Total current liabilities	1,237,502	229,725	1,240,398

Common Stock subject to possible redemption, 862,212 shares, at redemption value (Note 1)	8,641,558	—	8,625,740

Commitments (Note 6)

Stockholders’ Equity (note 2)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding

Common stock-$.0001 par value; 20,000,000 Authorized; 2,637,788 issued and outstanding (excluding of 862,212 shares subject to possible Redemption); and 828,125 shares outstanding	264	83	264

Additional paid-in capital	19,000,986	24,917	19,000,986

Retained earnings (deficit) accumulated during the development stage	307,416	(8,203)	270,332

Total stockholders’ equity	19,308,666	16,797	19,271,582
Total liabilities and stockholders' equity	$29,187,726	$246,522	$29,137,720

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	Period ended March 31, 2008	Period Ended March 31, 2007	For the period from September 6, 2006 (inception) to March 31, 2007	For the period from September 6, 2006 (inception) to March 31, 2008

State franchise tax	$10,908	$—	$—	$54,683

Formation and operating costs	—	—	1,000	1,000

Other general and administrative expenses	86,519	—	7,000	344,520

Bank charges	389	63	203	1,676

Loss from operation	(97,816)	(63)	(8,203)	(401,879)

Interest income	177,970	—	—	1,075,785

Income (loss) before provision for income tax	80,154	(63)	(8,203)	673,906

Provision for income tax	27,252	—	—	231,895

Net income (loss) for the period	$52,902	$(63)	$(8,203)	$442,011

Accretion relating to common stock subject to possible redemption	(15,818)	—	—	(134,595)

Net income (loss) attributable to other common stockholders	$37,084	$(63)	$(8,203)	$307,416

Net earnings per share -
basic	$0.01	—
diluted	$0.01	—

Weighted average shares outstanding
basic	3,500,000	625,000
diluted	4,031,250	625,000

Net earnings per share subject to possible conversion
Basic and diluted	$0.02	—

Weighted average shares outstanding subject to possible conversion
Basic and diluted	862,212	625,000

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to March 31, 2008

	Common stock		Additional Paid-in	Deficit accumulated during the	Total Stockholders’
	Shares	Amount	capital	development stage	equity

Balance September 6, 2006 (inception)	—	$—	$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	24,917		25,000
Net loss for the period				(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	100	—	100
Proceeds from issuance of warrants	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	17,475,949	—	17,476,150
Net income for the period	—	—	—	397,249	397,249
Accretion relating to common stock subject to possible conversion	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	19,000,986	270,332	19,271,582
Net income for the period	—	—	—	52,902	52,902
Accretion relating to common stock subject to possible conversion	—	—	—	(15,818)	(15,818)
Balances at March 31, 2008	2,637,788	$264	$19,000,986	$307,416	$19,308,666

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	Period ended March 31, 2008	Period Ended March 31, 2007	For the period from September 6, 2006 (inception) to March 31, 2007	For the period from September 6, 2006 (inception) to March 31, 2008
OPERATING ACTIVITIES
Net income (loss) for the period	$52,902	$(63)	$(8,203)	$442,011
Increase (Decrease) in accrued expenses and other accounts payable	(2,896)	—	—	485,163
Decrease (Increase) in prepaid expenses	6,983	—	—	(20,795)
Increase in interest receivable in trust	(41,465)			(133,312)
Net cash provided (used) in operating activities	15,524	(63)	(8,203)	773,067

INVESTING ACTIVITIES
Cash contributed to Trust Fund	57,310	—	—	(28,889,608)
Net cash used in investing activities	57,310	—	—	(28,889,608)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	—	25,000	25,000
Proceeds from loans from related party	—	8,211	126,211	151,210
Payment of loans from related party	—	—	—	(151,210)
Deposit	—	622	(317)	(317)
Short term bank credit	—	63	103	—
Payment of Deferred offering cost	—	(8,833)	(142,794)	(210,161)
Proceeds from issuance of insider warrants	—	—	—	1,500,000
Proceeds from purchase of underwriter’s purchase option	—	—	—	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	—	—	8,506,963
Net proceeds from sale of units through public offering allocable to:	—	—	—
Stockholders’ equity	—	—	—	18,438,650
Net cash provided by financing activities	$—	$63	$8,203	$28,260,235

Net increase in cash	$72,834	$—	$—	$143,694
Cash
Beginning of period	70,860	—	—	—
End of period	$143,694	$—	$—	$143,694

Supplemental disclosure of non-cash activity:
Accrued registration costs	—	27,212	103,412	—
Fair value of underwriter’s purchase option included in offering costs	—	—	—	738,750
Deferred legal fees against additional paid-in capital	—	—	—	100,000
Deferred underwriting fees against additional paid-in capital	—	—	—	862,500

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through March 31, 2008 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

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

•
Common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon, but net of taxes payable on interest earned), divided by the number of shares sold in the Offering, or approximately $10.02 per share based on the value of the Trust Fund as of March 31, 2008. As a result of the Conversion Right, $8,641,558 (including accretion of $134,595) relating to 862,212 shares of Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock subject to possible conversion on the accompanying balance sheet as of March 31, 2008. The Company will not complete any business combination if public stockholders owning 30% or more of the shares sold in the Company's initial public offering vote against the Business Combination and exercise their redemption rights. Even if less than 30% of the stockholders, as described above, exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds less than a fair market value equal to at least 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters) at the time of such acquisition, which amount is required for the initial business combination. In such event the Company may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 1—DISCUSSION OF THE COMPANY’S ACTIVITIES (Continued)

•
Prohibition against completing a business combination if 30% or more of those stockholders who purchased shares in the Offering and the private placement exercise their conversion rights in lieu of approving a business combination;

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

NOTE 2—OFFERING

In its initial public offering, effective April 19, 2007 (closed on April 25, 2007), the Company sold to the public 2,875,000 Units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Each unit consists of one share and one warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the initial public offering and the Private placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.

The Company also sold to underwriters for $100 an option to purchase up to 125,000 Units (Note 6).

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of March 31, 2008.

Trust Account—The Company's restricted cash and cash equivalents held in the Trust Account at March 31, 2008 is invested in a money market fund. The Company recognized interest income $1,075,785 from inception (September 6, 2006) to March 31, 2008 on such money market fund, which is included in interest income on the accompanying statements of operations.

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

Fair Value of Financial Instruments—the fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of March 31, 2008.

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

NOTE 5—COMMITMENTS

The Company has agreed to pay a monthly fee of $7,500 to an affiliate of Ronen Zadok, commencing on the date of the Proposed Offering for office space and certain general and administrative services. In addition the officers and directors of the Company will be entitled to reimbursement for out-of-pocket expenses incurred by them or their affiliates on behalf of the Company.

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

NOTE 6 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company has agreed to pay the underwriter in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option) of the Offering. However, the underwriter has agreed that 3% of the underwriting discounts will not be payable unless and until the Company completes a business combination, and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a business combination. The Company has sold to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit. The units issuable upon exercise of this option are identical to those offered by the Public Offering. This option commences on the later of the consummation of a business combination or 180-days from the date of the prospectus with respect to the Proposed Offering and expires five years from the date of the prospectus. The Company estimates that the fair value of the Underwriter’s Option is approximately $738,750 ($5.91per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter's Option has been estimated using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) contractual life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of Israeli technology companies with market capitalizations between $50 million - $100 million that trade on US Stock Exchanges. In calculating volatility for the representative companies, the Company used daily historical volatilities for the period of time equal to the term of the option (5 years) .The Company has accounted for these purchase options as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS—Continued

NOTE 6 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK (Continued)

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had approximately $686,031 of cash available for general corporate purposes and $28,480,900 of cash held in trust. The cash and cash held in trust were generated by the proceeds from our initial public offering of approximately $28,750,000, the proceeds of the sale of founder securities of $1,500,000, and $1,075,785 of interest earned on the funds since the IPO.

The Company placed $28,480,900 of the net proceeds from the initial public offering of our units and sale of founder securities in trust and the remaining amount was held outside of the trust. As of March 31, 2008, we believe the Company's remaining balance of $686,031 available for general corporate purposes will be sufficient to allow us to operate until April 19, 2009, assuming that a business combination is not consummated during that time.

We intend to use the approximately $28,480,900 of funds held in trust at March 31, 2008 to (i) acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, (ii) pay income taxes and (iii) upon the completion of a business combination, pay the deferred underwriting fee of $862,500 and deferred legal fees of $100,000. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter's fee of $862,500 and deferred legal fees of $100,000) at the time of such acquisition. If we consummate multiple Business Combinations that collectively have a fair market value of at least 80% of our net assets, then we would require that such transactions be consummated simultaneously.

If we are unable to consummate a business combination by April 19, 2009, we will be forced to liquidate. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit Offering price because of the underwriting commissions and expenses related to our Offering, the cost of our liquidation, and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the Offering proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the completion of a Business Combination.

In connection with our Offering, Maxim Group LLC has agreed to defer payment of the remaining three percent (3%) of the gross proceeds ($862,500) until completion of a Business Combination. Until a Business Combination is complete, these funds will remain in the Trust Account. If the Company does not complete a Business Combination then the 3% deferred fee will become part of the funds returned to the Company's Public Stockholders from the Trust Account upon our liquidation.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Results of Operations

Net income (Loss) of $52,902 and $(63) reported for the three months ended March 31, 2008 and 2007 respectively, consists primarily of $86,908 expenses for administrative services, $10,908 for franchise taxes and $27,252 for federal income taxes. Interest on the trust fund investment was $177,970.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information in this Item is not being disclosed by Smaller Reporting Companies pursuant to Regulation S-K.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION
Item 1.	Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PINPOINT ADVANCE CORP.

Dated: May 14, 2008	/s/ Adiv Baruch
Adiv Baruch
President and Chief Executive Officer
(Principal executive officer)

Dated: May 14, 2008	/s/ Ronen Zadok
Ronen Zadok
Chief Financial Officer and Secretary
(Principal financial and accounting officer)