Form 10-Q
period 2008-06-30
Pinpoint Advance CORP
filed 2008-08-14
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
☒ Yes ☐ No

As of August 14, 2008, 3,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PINPOINT ADVANCE CORP.

PINPOINT ADVANCE CORP.
(A development stage corporation)

BALANCE SHEETS

	June 30, 2008	June 30, 2007	December 31, 2007
ASSETS
Current assets
Cash	$74,734	$70,768	$70,860
Deposit	317	316	317
Cash held in trust (Note 1)	29,142,919	28,622,828	29,038,765
Prepaid expense	12,011	—	27,778
Total Assets	$29,229,981	28,693,912	$29,137,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred underwriting fees (Note 5)	$862,500	$862,500	$862,500
Deferred legal fees (Note 5)	100,000	100,000	100,000
Accrued expenses and other accounts payable	289,464	114,186	277,898
Total current liabilities	1,251,964	1,076,686	1,240,398

Common Stock subject to possible redemption, 862,212 shares, at redemption value (Note 1)	8,649,868	8,542,117	8,625,740

Commitments (Note 6)

Stockholders’ Equity (note 2)
Preferred stock - $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock-$.0001 par value; 20,000,000
Authorized; 2,637,788 issued and outstanding
(excluding of 862,212 shares subject to possible
Redemption); and 828,125 shared outstanding	264	264	264
Additional paid-in capital	19,000,986	19,000,986	19,000,986
Retained earnings accumulated during the development stage	326,899	73,859	270,332
Total stockholders’ equity	19,328,149	19,075,109	19,271,582
Total liabilities and stockholders' equity	$29,229,981	$28,693,912	$29,137,720

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

STATEMENTS OF OPERATIONS

	For 3 months ended June 30, 2008	For 3 months ended June 30, 2007	For 6 months ended June 30, 2008	For 6 months ended June 30, 2007	For the period from September 6, 2006 (inception) to June 30, 2008
State franchise tax	$10,907	$10,783	$21,815	$10,783	$65,590
Formation and operating costs	—	—	—	—	1,000
Other general and administrative expenses	84,240	67,979	170,759	67,979	428,760
Bank charges	280	465	669	530	1,956
Loss from operation	(95,427)	(79,227)	(193,243)	(79,292)	(497,306)
Interest income	137,539	256,828	315,509	256,828	1,213,324
Income before provision for income tax	42,112	177,601	122,266	177,536	716,018
Provision for income tax	14,319	60,384	41,571	60,384	246,214
Net income for the period	$27,793	$117,217	$80,695	$117,152	$469,804

Accretion of trust fund relating to common stock subject to possible redemption	8,310	35,153	24,128	35,153	142,905
Net income attributable to other common stockholders	$19,483	$82,064	$56,567	$81,999	$326,899

Net earnings per share -
basic	$0.01	$0.03	$0.02	$0.05
diluted	$—	$0.03	$0.01	$0.04

Weighted average shares outstanding
basic	3,500,000	2,681,319	3,500,000	1,664,583
diluted	4,031,250	3,049,671	4,031,250	1,850,806

Net earnings per share subject to possible conversion
Basic and diluted	$0.01	$0.06	$0.03	$0.11

Weighted average shares outstanding subject to possible conversion
Basic and diluted	862,212	616,690	862,212	311,771

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to June 30, 2008

	Common stock		Additional Paid-in	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount	capital	stage	equity
Balance September 6, 2006 (inception)	—	$—	$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	24,917		25,000
Net loss for the period				(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	100	—	100
Proceeds from issuance of warrants	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	17,475,949	—	17,476,150
Net income for the period	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	19,000,986	270,332	19,271,582
Net income for the period	—	—	—	80,695	80,695
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	(24,128)	(24,128)
Balances at June 30, 2008	2,637,788	$264	$19,000,986	$326,899	$19,328,149

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

STATEMENTS OF CASH FLOWS
	For 3 months ended June 30, 2008	For 3 months ended June 30, 2007	For 6 months ended June 30, 2008	For 6 months ended June 30, 2007	For the period from September 6, 2006 (inception) to June 30, 2008
OPERATING ACTIVITIES
Net income for the period	$27,793	$117,217	$80,695	$117,152	$469,804
Increase in accrued expenses and other accounts payable	14,461	37,986	11,565	37,986	499,625
(Increase) Decrease in prepaid expenses	8,784	—	15,767	—	(12,011))
(Increase) Decrease in interest receivable in trust	(3,240)	—	47,142	—	(44,705))
Net cash provided in operating activities	47,798	155,203	155,169	155,138	912,713

INVESTING ACTIVITIES
Cash contributed to Trust Fund	(116,758)	(28,622,828)	(151,295)	(28,622,828)	(29,098,214)
Net cash used in investing activities	(116,758)	(28,622,828)	(151,295)	(28,622,828)	(29,098,214)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	—	—	—	—	25,000
Proceeds from loans from related party	—	25,000	—	33,210	151,210
Payment of loans from related party	—	(151,210)	—	(151,210)	(151,210))
Deposit	—	—	—	622	(317)
Short term bank credit	—	(103)	—	(40)	—
Payment of Deferred offering cost	—	—	—	—	(210,161))
Proceeds from issuance of insider warrants	—	1,500,000	—	1,500,000	1,500,000
Proceeds from purchase of underwriter’s purchase option	—	100	—	100	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	8,506,963	—	8,506,963	8,506,963
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	—	18,657,643	—	18,648,813	18,438,650
Net cash provided by financing activities	$—	$28,538,393	$—	$28,538,458	$28,260,235

Net increase (Decrease) in cash	$(68,960)	$70,768	$3,874	$70,768	$74,734
Cash
Beginning of period	143,694	—	70,860	—	—
End of period	$74,734	$70,768	$74,734	$70,768	$74,734

Supplemental disclosure of non-cash activity:	—		—
Fair value of underwriter’s purchase option included in offering costs	—	738,750	—	738,750	100,000
Deferred legal fees against additional paid-in capital		100,000		100,000	862,500
Deferred underwriting fees against additional paid-in capital		100,000		100,000	862,500

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through June 30, 2008 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

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

•
Common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon, but net of taxes payable on interest earned), divided by the number of shares sold in the Offering, or approximately $10.03 per share based on the value of the Trust Fund as of June 30, 2008. As a result of the Conversion Right, $8,649,868 (including accretion of $142,905) relating to 862,212 shares of Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock subject to possible conversion on the accompanying balance sheet as of June 30, 2008. The Company will not complete any business combination if public stockholders owning 30% or more of the shares sold in the Company's initial public offering vote against the Business Combination and exercise their redemption rights. Even if less than 30% of the stockholders, as described above, exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds less than a fair market value equal to at least 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters) at the time of such acquisition, which amount is required for the initial business combination. In such event the Company may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

 NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES (Continued)

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

NOTE 2-OFFERING

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

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of June 30, 2008.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trust Account-The Company's restricted cash and cash equivalents held in the Trust Account at June 30, 2008 is invested in a money market fund. The Company recognized interest income $1,213,324 from inception (September 6, 2006) to June 30, 2008 on such money market fund, which is included in interest income on the accompanying statements of operations.

Concentration of Credit Risk-financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Net Income per Share-Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic earnings per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 862,212 common shares subject to possible conversion. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 1,500,000 outstanding warrants, issued in connection with the private placement described in Note 1 and the warrants issued in connection with the public offering has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 125,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of June 30, 2008.

Use of Estimates-The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes-Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements-FIN 48: “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109". Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 did not have an effect, on the Company's financial statements.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 4-DEFFERED UNDERWRITING FEE

In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2,262,500 (with over-allotment exercised). The Company paid $1,400,000, of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $862,500 will be deferred until consummation of the Business Combination.

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

NOTE 5-COMMITMENTS

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

NOTE 6-WARRANTS AND OPTION TO PURCHASE COMMON STOCK

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

NOTES TO FINANCIAL STATEMENTS-Continued

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

NOTE 7-CAPITAL STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had approximately $737,070 of cash available for general corporate purposes and $28,480,900 of cash held in trust. The cash and cash held in trust were generated by the proceeds from our initial public offering of approximately $28,750,000, the proceeds of the sale of founder securities of $1,500,000, and $1,213,324 of interest earned on the funds since the IPO.

The Company placed $28,480,900 of the net proceeds from the initial public offering of our units and sale of founder securities in trust and the remaining amount was held outside of the trust. As of June 30, 2008, we believe the Company’s remaining balance of $737,070 available for general corporate purposes will be sufficient to allow us to operate until April 19, 2009, assuming that a business combination is not consummated during that time.

We intend to use the approximately $28,480,900 of funds held in trust at June 30, 2008 to (i) acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, (ii) pay income taxes and (iii) upon the completion of a business combination, pay the deferred underwriting fee of $862,500 and deferred legal fees of $100,000. We may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriter’s fee of $862,500 and deferred legal fees of $100,000) at the time of such acquisition. If we consummate multiple Business Combinations that collectively have a fair market value of at least 80% of our net assets, then we would require that such transactions be consummated simultaneously.

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

Results of Operations

Net income (Loss) of $80,695 and $117,152 reported for the six months ended June 30, 2008 and 2007 respectively, consists primarily of $171,428 expenses for administrative services, $21,815 for franchise taxes and $41,571 for federal income taxes. Interest on the trust fund investment was $315,509.

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

The information in this Item is not required to be disclosed by a smaller reporting company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II
OTHER INFORMATION
Item 1.Legal Proceedings.

There are no material legal proceedings pending against us.

Item 1A. Risk Factors.

The information in this Item is not required to be disclosed by a smaller reporting company.

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

PINPOINT ADVANCE CORP.

Dated: August 14, 2008	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: August 14, 2008	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)