Form 10-Q
period 2008-09-30
Pinpoint Advance CORP
filed 2008-11-14
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of November 14, 2008, 3,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

Item 1.  Financial Statements.

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	September 30, 2008	September 30, 2007	December 31, 2007

ASSETS

Current assets
Cash	$66,500	$38,023	$70,860
Deposit	317	317	317
Cash held in trust (Note 1)	28,899,088	28,890,899	29,038,765
Prepaid expense	7,729	11,112	27,778
Total Assets	$28,973,634	28,940,351	$29,137,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred underwriting fees (Note 5)	$862,500	$862,500	$862,500
Deferred legal fees (Note 5)	100,000	100,000	100,000
Accrued expenses and other accounts payable	299,025	187,245	277,898
Total current liabilities	1,261,525	1,149,745	1,240,398

Common Stock subject to possible redemption, 862,212 shares, at redemption value (Note 1)	8,570,362	8,593,832	8,625,740

Commitments (Note 6)

Stockholders’ Equity (note 2)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock-$.0001 par value; 20,000,000
Authorized; 2,637,788 issued and outstanding (excluding of 862,212 shares subject to possible Redemption)	264	264	264
Additional paid-in capital	19,000,986	19,000,986	19,000,986
Retained earnings accumulated during the development stage	140,497	195,524	270,332
Total stockholders’ equity	19,141,747	19,196,774	19,271,582
Total liabilities and stockholders' equity	$28,973,634	$28,940,351	$29,137,720

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For 3 months ended September 30, 2008		For 3 months ended September 30, 2007	For 9 months ended September 30, 2008		For 9 months ended September 30, 2007	For the period from September 6, 2006 (inception) to September 30, 2008

State franchise tax		$8,750	$10,964		$30,565	$21,747	$74,340
Formation and operating costs		-	-		-	-	1,000
Other general and administrative expenses		431,915	69,086		602,674	137,065	860,675
Bank charges		370	405		1,039	935	2,326
Loss from operation		(441,035)	(80,455)		(634,278)	(159,746)	(938,341)
Interest income		133,555	343,121		449,064	599,949	1,346,879
Income before provision for (Loss) income tax		(307,480)	262,666		(185,214)	440,202	408,538
Provision for income tax		(41,571)	89,285		-	149,669	204,643
Net (Loss) income for the period	$	(265,909)	$173,381	$	(185,214)	$290,533	$203,895

Accretion of trust fund relating to common stock subject to possible redemption		(79,507)	51,716		(55,379)	86,869	63,398
Net (Loss) income attributable to other common stockholders	$	(186,402)	$121,665	$	(129,835)	$203,664	$140,497

Net earnings per share -
basic		$(0.07)	$0.05		$(0.05)	$0.13
diluted		$(0.07)	$0.04		$(0.05)	$0.11

Weighted average shares outstanding
basic		2,637,788	2,637,788		2,637,788	2,285,386
diluted		2,637,788	4,015,004		2,637,788	2,582,814

Net earnings per share subject to possible conversion
Basic and diluted		$(0.09)	$0.06		$(0.06)	$0.18

Weighted average shares outstanding subject to possible conversion
Basic and diluted		862,212	862,212		862,212	495,251

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to September 30, 2008

	Common stock		Additional Paid-in	Deficit accumulated during the	Total Stockholders’
	Shares	Amount	capital	development stage	equity
Balance September 6, 2006 (inception)	—	$—	$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	24,917		25,000
Net loss for the period				(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	100	—	100
Proceeds from issuance of warrants	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	17,475,949	—	17,476,150
Net income for the period	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	19,000,986	270,332	19,271,582
Net loss for the period	—	—	—	(185,214)	(185,214)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	55,379	55,379
Balances at September 30, 2008	2,637,788	$264	$19,000,986	$140,497	$19,141,747

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For 3 months ended September 30, 2008		For 3 months ended September 30, 2007		For 9 months ended September 30, 2008		For 9 months ended September 30, 2007	For the period from September 6, 2006 (inception) to September 30, 2008
OPERATING ACTIVITIES
Net Loss income for the period	$	(265,909)	$	(173,381)	$	(185,214)	$290,533	$203,895
Increase in accrued expenses and other accounts payable		9,562		73,057		21,127	111,045	509,187
(Increase) Decrease in prepaid expenses		4,282		(11,112)		20,050	(11,112)	(7,728))
(Increase) Decrease in interest receivable in trust		44,706		-		91,847	-	-)
Net cash provided (used) in operating activities		(207,359)		235,326		(52,190)	390,466	705,354

INVESTING ACTIVITIES
Cash contributed to Trust Fund		199,125		(268,071)		47,830	(28,890,899)	28,899,089
Net cash used in investing activities		199,125		(268,071)		47,830	(28,890,899)	28,899,089

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders		-		-		-	-	25,000
Proceeds from loans from related party							33,210	151,210
Payment of loans from related party		-		-		-	(151,210)	(151,210))
Deposit
Short term bank credit		-		-		-	622	(317)
Payment of Deferred offering cost							40	(210,161))
Proceeds from issuance of insider warrants		-		-		-	1,500,000	1,500,000
Proceeds from purchase of underwriter’s purchase option		-		-		-	100	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion		-		(51,716)		-	8,593,832	8,506,963
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity		-		51,716		-	18,561,942	18,438,650
Net cash provided by financing activities		$-		$-		$-	$28,538,456	$28,260,235

Net increase (Decrease) in cash	$	(8,234)	$	(32,745)	$	(4,360)	$38,023	$66,500
Cash
Beginning of period		74,734		70,768		70,860	-	-
End of period		$66,500		$38,023		$66,500	$38,023	$66,500
Supplemental disclosure of non-cash activity:
Fair value of underwriter’s purchase option included in offering costs		-		738,750			738,750
Deferred legal fees against additional paid-in capital				100,000			100,000	100,000
Deferred underwriting fees against additional paid-in capital				862,500			862,500	862,500
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes		209,866

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through September 30, 2008 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

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

•
Common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon, but net of taxes payable on interest earned), divided by the number of shares sold in the Offering, or approximately $9.94 per share based on the value of the Trust Fund as of September 30, 2008. As a result of the Conversion Right, $8,573,267 (including accretion of $66,304) relating to 862,212 shares of Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock subject to possible conversion on the accompanying balance sheet as of September 30, 2008. The Company will not complete any business combination if public stockholders owning 30% or more of the shares sold in the Company's initial public offering vote against the Business Combination and exercise their redemption rights. Even if less than 30% of the stockholders, as described above, exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds less than a fair market value equal to at least 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters) at the time of such acquisition, which amount is required for the initial business combination. In such event the Company may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.

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

•
Requirement that management take all actions necessary to liquidate the trust account to the Company’s public stockholders as part of its plan of dissolution and liquidation in the event the Company does not consummate a business combination by the later of 18 months after the consummation of the Initial Public Offering or 24 months after the consummation of the Initial Public Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination was executed but was not consummated within such 18 month period;

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

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of September 30, 2008.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trust Account-The Company's restricted cash and cash equivalents held in the Trust Account at September 30, 2008 is invested in a money market fund. The Company recognized interest income $1,346,879 from inception (September 6, 2006) to September 30, 2008 on such money market fund, which is included in interest income on the accompanying statements of operations.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at September 30, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of September 30, 2008.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). This statement provides all entities with an option to report selected financial assets and liabilities at fair value. The statement is effective as of the beginning of the entity's first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. FAS 159 did not impact the Company's financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4-DEFFERED UNDERWRITING FEE

In connection with its initial public offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the initial public offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the initial public offering, including underwriting discounts of $2,262,500 (with over allotment exercized). The Company paid $1,400,000, of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $862,500 will be deferred until consummation of the Business Combination.

In connection with the initial public offering, the Company has entered into an engagement agreement (the “Engagement Agreement”) with its legal counsel in the Offering.  Pursuant to the Engagement Agreement, the Company was obligated to its legal counsel for certain fees and expenses related to the initial public offering, including an aggregate legal fee of $250,000.  The Company paid $150,000, of the legal fee upon closing of the initial public offering.  The Company and its counsel have agreed that payment of the balance of the legal fee of $100,000 will be deferred until consummation of the Business Combination. If the Business Combination does not occur, these deferred fees will be distributed to the shareholders as part of the liquidation of the Company.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued
NOTE 5-COMMITMENTS

The Company has agreed to pay a monthly fee of $7,500 to an affiliate of Ronen Zadok, commencing on the date of the initial public offering for office space and certain general and administrative services. In addition the officers and directors of the Company will be entitled to reimbursement for out-of-pocket expenses incurred by them or their affiliates on behalf of the Company.

The initial stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation. The initial stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the initial public offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the initial public offering. In addition, the initial stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Proposed Offering. The shares of common stock underlying the Underwriter’s option are subject to similar registration rights.

NOTE 6-WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company has agreed to pay the underwriter in the initial public offering an underwriting discount of 7% of the gross proceeds of the initial public offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option) of the initial public offering. However, the underwriter has agreed that 3% of the underwriting discounts will not be payable unless and until the Company completes a business combination, and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a business combination. The Company has sold to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit. The units issuable upon exercise of this option are identical to those offered by the initial public offering. This option commences on the later of the consummation of a business combination or 180-days from the date of the prospectus with respect to the initial public offering and expires five years from the date of the prospectus. The Company estimates that the fair value of the Underwriter’s Option is approximately $738,750 ($5.91per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter's Option has been estimated using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) contractual life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of Israeli technology companies with market capitalizations between $50 million - $100 million that trade on US Stock Exchanges. In calculating volatility for the representative companies, the Company used daily historical volatilities for the period of time equal to the term of the option (5 years) .The Company has accounted for these purchase options as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

Immediately prior to the initial public offering, the Company sold to certain of the initial Stockholders 1,500,000 warrants ("Private Warrants"), for an aggregate purchase price of $1,500,000. All of the proceeds received from the sale of the Insider Units were placed in the Trust Account. The Insider Units are identical to the units offered in the Initial Public Offering except that the warrants included therein are not redeemable while held by the insider or his permitted transferees. All of the Company’s stockholders prior to the initial public offering (“Initial Stockholders”) agreed to vote the shares of common stock owned by them immediately before the offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders and the holders of the shares of common stock included in the Insider Units agreed to vote in favor of a business combination proposed to the Company’s stockholders. All of such holders have waived their rights to participate in any liquidation distribution occurring upon failure of the Company to consummate a business combination.

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

NOTE 8-SUBSEQUENT EVENT

On October 27, 2008, the Company announced it has executed a letter of intent to effectuate a business combination with a privately-held company with its headquarters in Israel (the "LOI"). All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement (the "Agreement") was executed by all parties to the LOI. However, one of the parties to the Agreement claimed it never released its signature thereto and later indicated that it no longer wished to pursue the proposed business combination.

The Company believes a binding, definitive agreement was executed by all parties and is currently reviewing all available legal options. However, because one of the parties has indicated its position that no binding agreement currently exists and that it does not wish to continue with negotiations, the Company has determined to liquidate the trust account established by the Company for the benefit of its public stockholders, and to return funds to the holders of shares of the Company common stock issued in its initial public offering, in accordance with its IPO prospectus and the terms of its amended and restated certificate of incorporation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

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

Please see Item 5, Other Information, Definitive Agreement and Liquidation of Trust Account for a description of transactions leading up to our decision to seek stockholder approval for the liquidation of our Trust Account, the distribution of the funds contained in our Trust Account to our public stockholders, as well as other related matters.

Forward Looking Statements

The statements discussed in this report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $485,000 of cash available for general corporate purposes and $28,480,900 of cash held in trust. The cash and cash held in trust were generated by the proceeds from our initial public offering of approximately $28,750,000, the proceeds of the sale of founder securities of $1,500,000, and $1,346,879 of interest earned on the funds since the IPO.

We placed $28,480,900 of the net proceeds from the initial public offering of our units and sale of founder securities in trust and the remaining amount was held outside of the trust. As of September 30, 2008, we believe our remaining balance of $485,000 available for general corporate purposes is sufficient to allow us to return the funds held in the Trust Account to our public stockholders as soon as reasonably practicable.

Please see Item 5, Other Information, Definitive Agreement and Liquidation of Trust Account for a description of transactions leading up to our decision to seek stockholder approval for the liquidation of our Trust Account, the distribution of the funds contained in our Trust Account to our public stockholders, as well as other related matters.

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

In connection with our Offering, Maxim Group LLC has agreed to defer payment of the remaining three percent (3%) of the gross proceeds ($862,500) until completion of a Business Combination. The 3% deferred fee will become part of the funds returned to our public stockholders from the Trust Account upon our liquidation.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Results of Operations

Net income (Loss) of $(129,835) and $203,664 reported for the nine months ended September 30, 2008 and 2007 respectively, consists primarily of $603,713 of expenses for administrative services, $30,565 for franchise taxes and $0 for federal income taxes. Interest on the trust fund investment was $449,064.

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

Please see Item 5, Other Information, Definitive Agreement and Liquidation of Trust Account for a description of transactions leading up to our decision to seek stockholder approval for the liquidation of our Trust Account, the distribution of the funds contained in our Trust Account to our public stockholders, as well as other related matters.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Transfer of Funds

On September 16, 2008, we determined, in light of current market uncertainties, to authorize the transfer of the funds being held in the Trust Account from Lehman Brothers, Inc. to JPMorgan Chase Bank N.A. The transfer of these funds was effected at par.

Definitive Agreement and Liquidation of Trust Account

On October 27, 2008, we announced the execution of a letter of intent to effectuate a business combination with a privately-held company with its headquarters in Israel. All parties to the letter of intent negotiated the terms of a definitive agreement for more than four months and, in fact, a definitive agreement was executed by all parties to the letter of intent. However, one of the parties to the definitive agreement claimed it never released its signature thereto and has since indicated that it no longer wishes to pursue the proposed business combination.

We believe a binding, definitive agreement was executed by all parties and are currently reviewing all our available legal options. However, because one of the parties has indicated its position that no binding agreement currently exists and that it was no longer interested in the transaction envisioned in the definitive agreement, we must, pursuant to the terms of our governing documents, liquidate our Trust Account for the benefit of our public stockholders and return funds to the holders of shares of our common stock issued in our initial public offering (the “IPO Shares”), in accordance with our IPO prospectus and the terms of our amended and restated certificate of incorporation.

While we believe we have sufficient funds available for general corporate purposes to allow us to operate until April 19, 2009, given current market and economic conditions worldwide, our board of directors has decided, in their business judgment, that liquidating and returning the funds held in the Trust Account to our public stockholders prior to April 19, 2009 is in the best interests of us and our stockholders.

After establishing a reserve for accrued Delaware franchise taxes and for other expenses, as of October 27, 2008, approximately $28,500,000 (approximately $9.91 per IPO Share) was in the Trust Account available for distribution (the “Redemption Payment”).

We intend to call a special meeting of our stockholders as soon as reasonably practicable for the purpose of seeking stockholder approval to: (i) redeem the IPO Shares for cash from the Trust Account in an amount per share equal to the Redemption Payment and (ii) continue our corporate existence in a modified form following distribution of the Trust Account, rather than dissolve the company, as currently required by our amended and restated certificate of incorporation, while we (a) evaluate our options with respect to seeking damages against some of the other parties to the definitive agreement and letter of intent and/or (b) seek other uses for our corporate structure. To accomplish these goals, our board of directors believes it is necessary to amend the amended and restated certificate of incorporation to, among other things, eliminate the blank check company provisions which require our dissolution following distribution of the Trust Account in the event we are unable to timely consummate a business combination.

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

PINPOINT ADVANCE CORP.

Dated: November 14, 2008	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: November 14, 2008	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)