Form 10-K
period 2008-12-31
Pinpoint Advance CORP
filed 2009-03-31
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock
Units, each consisting of one share of Common Stock and one Warrant

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2008, as reported on the OTC Bulletin Board, was approximately $33,600,000.

As of March 30, 2009, there were 3,500,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may join us following an initial transaction, if any;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain additional financing to complete an initial transaction, if any;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	delisting of our securities from the OTC Bulletin Board or our inability to have our securities quoted on the OTC Bulletin Board or any exchange following a business combination;

•	financial performance following an initial transaction, if any; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

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

PART I

Item 1.                      Business

Introduction

Pinpoint Advance Corp. (the “Company”, “we”, or “us”) is a blank check company. We were organized under the laws of the State of Delaware on September 6, 2006. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector.  As indicated below, if our stockholders approve the continuation of our corporate existence, we will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.

On October 27, 2008, we announced that the Company had entered into a letter of intent (the “LOI”) to effectuate a business combination (the “Business Combination”) with a privately-held company in Israel and negotiated and executed a definitive agreement (the “Agreement”) with respect to the Business Combination.

Because one of the parties to the Agreement (the “Objecting Party”) claimed it never released its signature to the Agreement and has indicated its position that no binding agreement existed, we were unable to consummate a Business Combination.  As a result, our amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) requires us to distribute to holders of shares of our common stock issued in our initial public offering (“IPO Shares”) all amounts in the trust account (the “Trust Account”) that we established at the consummation of our initial public offering (“IPO”) into which a certain amount of the net proceeds of the IPO were deposited (the “Redemption”). After establishing a reserve for accrued taxes, as of December 31, 2008, approximately $28,491,250 (approximately $9.91 per IPO Share) was in the Trust Account available for the Redemption (the “Redemption Payment”). Our board of directors has determined it to be in the best interests of our stockholders to (i) continue our corporate existence after the distribution of our Trust Account, rather than dissolve the Company as required by our Amended and Restated Certificate of Incorporation, (ii) redeem the IPO Shares for cash from the Trust Account in an amount per share equal to the Redemption Payment, and in connection with the Redemption, distribute to holders of the IPO Shares one share of common stock for every eight IPO Shares redeemed, and (iii) retain the Company’s current management while the Company evaluates its options with respect to seeking damages against some of the parties to the Agreement and the LOI and/or continues to seek acquisition targets or other uses for the Company. To accomplish these goals, our board of directors believes it is necessary to modify our Amended and Restated Certificate of Incorporation to (i) eliminate the blank check company provision which requires us to dissolve following the distribution of the Trust Account, (ii) adjust our capital structure to create a new class of common stock called Class A Common Stock, and (iii) exchange each share of common stock currently held by our initial stockholders (the “Founder Shares”) for five shares of Class A Common Stock (the “Class A Shares”).

Accordingly, the Company intends to call a special meeting of stockholders, to be held at a time and place yet to be determined, at which you will be asked to consider and vote on proposals to either amend our Amended and Restated Certificate of Incorporation to facilitate the aforementioned actions or dissolve and liquidate the Company upon distribution of the Trust Account to holders of the IPO Shares.

 Our executive offices are located at 4 Maskit Street, Herzeliya, Israel 46700 and our telephone number at that location is 972 9-9500245. We currently have a website at www.pinpointac.com and consequently we make available on the Internet materials that we file with or furnish to the Securities and Exchange Commission.  We will provide electronic or paper copies of such materials free of charge upon request.

In the event our stockholders approve the continuation of our existence after the distribution of the trust account, our principal business objective for the following 12 months and beyond such time will be to achieve long-term growth potential through one or more combinations with operating companies or businesses rather than immediate, short-term earnings.  We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors.  Following our stockholders’ meeting described above and assuming our stockholders approve our continued existence after the distribution of our trust account, we will have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In our efforts to analyze potential target companies or businesses, we will consider, among others, the following factors:

(i)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(ii)	Competitive position as compared to other firms of similar size and experience within the relevant industry segment as well as within the industry as a whole;

(iii)	Strength and diversity of management, either in place or scheduled for recruitment;

(iv)
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(v)	The cost of participation by us as compared to the perceived tangible and intangible values;

(vi)	The extent to which the business opportunities can be advanced;

(vii)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(viii)	Other relevant factors that we identify.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited capital we may not discover or adequately evaluate adverse facts about any opportunity evaluated or, ultimately, any transaction consummated.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires and the promoters of the opportunity, and our relative negotiating strength and that of such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(l) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, our then-existing stockholders would, in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, our then-existing stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This will result in substantial additional dilution to the equity of our then-existing stockholders.

If we were to pursue a “tax-free” reorganization as described above, our then-existing stockholders would not have control of a majority of our voting shares following a reorganization transaction.  As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by our stockholders.

In the case of an acquisition of stock or assets not involving a statutory merger or consolidation directly involving us, the transaction may be accomplished upon the sole determination of management without any vote or approval by our stockholders.  In the case of a statutory merger or consolidation directly involving us, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of our outstanding shares.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so that no stockholder approval is required.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for third party professionals, accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, these costs theretofore incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from the officers named elsewhere herein.  Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until a business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination transaction.

Recent Developments

On April 25, 2007, we consummated our IPO of 2,500,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value per share, and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a business combination or April 19, 2008 and expiring April 19, 2011.  Immediately prior to the consummation of our IPO, we consummated the private placement of 1,500,000 warrants at a purchase price of $1.00 per warrant to certain of our officers and directors.  After deducing the underwriting discounts and commission and other offering expenses, we deposited $28,366,000 (which includes proceeds from the private placement and partial exercise of the over-allotment option, and the deferred underwriting discounts and commissions), of the net proceeds were deposited into a trust account for our benefit.  In addition, the first $144,900 of interest earned on the trust account will be used to bring the amount held in the trust account to $28,480,900 (or approximately $9.91 per share).  Through December 31, 2008, we have used $1,154,555 of the net proceeds not deposited into the trust account and of the interest earned on the trust account to pay for our costs and expenses.  As of December 31, 2008, there was $28,491,250 held in the trust account.

On May 2, 2007, the Company sold an additional 375,000 Units subject to the underwriters’ over allotment option.

On April 25, 2007 our units commenced trading on the OTC Bulletin Board under the symbol “PPACU”.  Holders of our units were able to separately trade the common stock and warrants included in such units commencing June 1, 2007 and the trading in the units has continued under the symbol PPACU. The common stock and warrants are quoted on the OTC Bulletin Board under the symbols PPAC and PPACW, respectively.  In the event our stockholders approve the continuation of our corporate existence after the distribution of the Trust Account, the units will cease to trade.

On October 27, 2008, we announced that the Company had entered into an LOI to effectuate a Business Combination with a privately-held company and negotiated and the Agreement with respect to the Business Combination.

Because the Objecting Party claimed it never released its signature to the Agreement and has indicated its position that no binding agreement currently exists, we were unable to consummate a Business Combination and therefore Amended and Restated Certificate of Incorporation requires us to distribute to holders of the IPO Shares all amounts in the Trust Account that we established at the consummation of our IPO into which a certain amount of the net proceeds of the IPO were deposited. After establishing a reserve for accrued taxes, as of December 31, 2008, approximately $28,491,250 (approximately $9.91 per IPO Share) was in the Trust Account available for the Redemption. Our board of directors has determined it to be in the best interests of our stockholders to (i) continue our corporate existence after the Redemption, rather than dissolve the Company as required by our Amended and Restated Certificate of Incorporation, (ii) redeem the IPO Shares for cash from the Trust Account in an amount per share equal to the Redemption Payment, and in connection with the Redemption, distribute to holders of the IPO Shares one share of common stock for every eight IPO Shares redeemed, and (iii) retain the Company’s current management while the Company evaluates its options with respect to seeking damages against some of the parties to the Agreement and the LOI and/or continues to seek acquisition targets or other uses for the Company. To accomplish these goals, our board of directors believes it is necessary to modify our Amended and Restated Certificate of Incorporation to (i) eliminate the blank check company provision which requires us to dissolve following the distribution of the Trust Account, (ii) adjust our capital structure to create a new class of common stock called Class A Common Stock, and (iii) exchange each Founder Share for five shares of Class A Shares.

Accordingly, the Company intends to call a special meeting of stockholders, to be held at a time and place yet to be determined, at which you will be asked to consider and vote on proposals to amend our Amended and Restated Certificate of Incorporation to facilitate the aforementioned actions or dissolve and liquidate the Company upon distribution of the Trust Account to holders of the IPO Shares.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Associated With Our Business

Our business is difficult to evaluate because we have no operating history.

As we have no operating history or revenue and only minimal assets following the liquidation of our Trust Account, there is a risk that we will be unable to continue as a going concern and consummate a business combination transaction.  We have had no recent operating history nor any revenues or earnings from operations since inception.  After the distribution of the Trust Account, we will have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination transaction.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination transaction and, therefore, our net operating losses may increase significantly.

Our business will have no revenues unless and until we execute a business combination transaction with an operating company or business.

We are a development stage shell company and have had no revenues from operations.  We may not realize any revenues unless and until we successfully execute a business combination transaction with an operating company or business.

There is competition for those private companies suitable for a business combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking business combination transactions with small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination transaction.

Because a majority of our management's prior business experience has been limited to segments of the technology industry, they may lack the necessary experience to consummate an acquisition with a business in other segments or an alternative industry.

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

We have no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a business combination transaction with a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination transaction.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination transaction on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

The time and cost of preparing the target to prepare financial statements necessary to consummate a business combination with us may preclude us from entering into a business combination transaction with the most attractive target companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a business combination transaction.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the acquired company, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of a business combination transaction.  Otherwise suitable prospects that do not have or are unable to obtain the required audited statements may be inappropriate for a business combination transaction so long as the reporting requirements of the Exchange Act are applicable.

Any potential business combination transaction with a foreign company may subject us to additional risks.

If we enter into a business combination transaction with a foreign concern, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. We do not intend to comply with those procedures in the liquidation of the Trust Account. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereafter at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The foregoing does not apply to the 1,500,000 insider warrants purchased by certain of our officers and directors prior to our IPO, as such warrants are not subject to redemption while held by the initial holder or any permitted transferee of such initial holder.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants.

Holders of our warrants will be able to exercise the warrant only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities law of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of our IPO to the extent required by federal securities law, and we intend to comply with such undertaking, we cannot assure you that we will be able to do so. In addition, we have agreed to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Because the warrants sold in the private placement were originally issued pursuant to an exemption from the registration requirements under the federal securities laws, holders of such warrants will be able to exercise their warrants even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As a result, the holders of the warrants purchased in the private placement will not have any restrictions with respect to the exercise of their warrants. As described above, the holders of the warrants purchased in our IPO will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share.  As of December 31, 2008, there were 11,875,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters’ unit purchase option) and all of the 1,000,000 shares of preferred stock available for issuance.  In the event our stockholders approve our proposal to continue our existence after the distribution of our trust account and the related proposals presented at the stockholders’ meeting, there would be 11,890,625 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters’ unit purchase option) and all of the 1,000,000 shares of preferred stock available for issuance.  Although we have no commitments as of December 31, 2008 to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete an acquisition. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

·	may significantly reduce the equity interest of our stockholders;
·
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

·	may adversely affect prevailing market prices for our common stock.

Additionally, if we finance the purchase of assets or operations through the issuance of debt securities, it could result in:

·	default and foreclosure on our assets if our operating revenues after an acquisition were insufficient to pay our debt obligations;
·
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

·	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
·	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We may have insufficient resources to cover our operating expenses and the expenses of consummating an acquisition.

Following the distribution of the trust account and assuming our stockholders approve our continued existence, we will need to obtain additional financing to fund our operating expenses.  If we do not have sufficient funds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate as part of our stockholder-approved plan of dissolution and liquidation prior to consummating a business combination.

Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.

Our ability to effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel following an acquisition, however, cannot presently be fully ascertained. Although we expect most of our management and other key personnel to remain associated with us following an acquisition, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate terms with the combined company as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment or consulting agreement or other arrangement. The determination to remain as officers of the resulting business will be made prior to the completion of the transaction and will depend upon the appropriateness or necessity of current management to remain. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

Other than their relationship with us, none of our officers or directors has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

Other than their relationship with us, none of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination using the proceeds of our IPO and the private placement. Our management’s limited experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to dissolve and liquidate the trust account to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation.

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

After we distribute the Trust Account, we will have net tangible assets of less than $5,000,000 and, if our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

·	make a special written suitability determination for the purchaser;
·	receive the purchaser’s written agreement to a transaction prior to sale;
·
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

·
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

If our stockholders approve our continued existence, we will be required to seek additional financing to fund our operations. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our officers and directors currently own shares of our common stock and thus may influence certain actions requiring a stockholder vote.

Our officers and directors collectively own 20% of our issued and outstanding common stock.  In the event our stockholders approve our continued existence following the distribution of the trust account and the related proposals presented at our stockholders’ meeting, our officers and directors will collectively own 90% of our issued and outstanding common stock.  This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow our officers or directors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of our officers or directors and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling our company, may be more difficult to accomplish.

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

Item 1B.                   Unresolved Staff Comments.

Not applicable.

Item 2.                      Properties.

Until October 25, 2008, the 18 month anniversary of the completion of our IPO, we leased office space at which we maintain our executive offices at 4 Maskit Street, Herzeliya, Israel. The costs for this space was included in the $7,500 per-month fee New Pole Ltd., an affiliate of Ronen Zadok, our Chief Financial Officer, charged us for general and administrative services.  After October 25, 2008 and until December 31, 2008, New Pole Ltd. continued to permit our use of such space, and to provide us with general and administrative services, upon the same terms and conditions.  Currently, New Pole Ltd. permits our continued use of this space and provides general and administrative services free of charge.  We consider our current office space adequate for our current operations.

Item 3.                      Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or threatened against us or any of our property.

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

	OTC Bulletin Board
	Pinpoint Advance Corp. Common Stock		Pinpoint Advance Corp. Warrants		Pinpoint Advance Corp. Units
	High	Low	High	Low	High	Low
Quarter ended December 31, 2008	$9.76	$9.28	$0.16	$0.0005	$10.105	$9.49
Quarter ended September 30, 2008	$9.65	$9.28	$0.36	$0.27	$9.92	$9.73
Quarter ended June 30, 2008	$9.60	$9.15	$0.50	$0.35	$9.85	$9.70
Quarter ended March 31, 2008	$9.25	$9.15	$0.80	$0.50	$10.00	$9.70
Quarter ended December 31, 2007	$9.33	$9.24	$0.94	$0.80	$10.20	$10.00
Quarter ended September 30, 2007	$9.32	$9.13	$1.18	$0.72	$10.40	$9.71
Quarter ended June 30, 2007 (from April 25, 2007)	$9.13	$9.13	$1.36	$1.14	$10.50	$10.00

On March 30, 2009, the closing prices of our common stock, units and warrants were $9.84, $10.10 and $0, respectively.

Holders

On March 30, 2009, there were seven holders of record of our common stock, one holder of our units and five holders of our warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Overview

We were formed as a blank check company on September 6, 2006 for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector.

Termination of Merger

On October 27, 2008, Pinpoint announced it had entered into an LOI to effectuate a Business Combination with a privately-held company and negotiated and executed the Agreement with respect to the Business Combination. The Company believes a binding, definitive agreement was executed by all parties and is currently reviewing all available legal options.

Because one of the largest shareholders of the company with which we were seeking to effectuate the Business Combination claimed it never released its signature to the Agreement, and has indicated its position that no binding agreement currently exists, we were unable to consummate a Business Combination and therefore our Amended and Restated Certificate of Incorporation requires us to distribute to holders of shares of our IPO Shares all amounts in the Trust Account that we established at the consummation of our IPO and into which a certain amount of the net proceeds of the IPO were deposited.

Results of Operations

Net income (Loss) of $(387,073) and $397,249 reported for the year ended December 31, 2008 and 2007 respectively, consists primarily of $806,717 of expenses for administrative services, $43,775 for franchise taxes and $4,397 for federal income taxes. Interest on the trust account was $467,816.

Gross proceeds from the IPO were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 was paid for costs and expenses related to the IPO. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO were approximately $28,451,000, of which $28,366,000 was deposited into the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Commencing on April 19, 2007 and terminating at the eighteen month anniversary of our IPO in October 2008, we began incurring a fee from New Pole Ltd., an affiliate of Ronen Zadok, our chief financial officer, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, Mr. Zadok advanced $151,210 to us for payment on our behalf of IPO expenses. This amount was repaid following the IPO from the net proceeds of the IPO.

Liquidity and Capital Resources

As of December 31, 2008, we had approximately $46,073 of cash available for general corporate purposes and $28,491,250 of cash held in trust. The cash and cash held in trust were generated by the proceeds from the IPO of approximately $28,750,000, the proceeds of the sale of founder securities of $1,500,000, and $1,365,361 of interest earned on the funds since the IPO.

We placed $28,491,250 of the net proceeds from the IPO of our units and sale of founder securities in trust and the remaining amount was held outside of the Trust Account. As of December 31, 2008, we believe our remaining balance of $46,073 available for general corporate purposes is sufficient to allow us to return the funds held in the Trust Account to our public stockholders as soon as reasonably practicable.

If third parties make claims against us, the proceeds held in the Trust Account could be subject to those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims are not been paid by us. Furthermore, our warrants would expire worthless if we liquidate before the completion of a business combination.  However, in the event our public stockholders approve the continuation of our corporate existence following the liquidation of our Trust Account, the warrants issued in the Company’s IPO will remain outstanding in accordance with their terms and will become exercisable upon the consummation of any business combination following stockholder approval of the continuation of our corporate existence.

In connection with the IPO, Maxim Group LLC had agreed to defer payment of the remaining three percent (3%) of the gross proceeds ($862,500) until completion of a business combination. The 3% deferred fee will become part of the funds returned to our public stockholders from the trust account upon the distribution of the trust account to our public stockholders.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant accounting policies are described in the notes to the consolidated financial statements included in this report. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. Management has discussed the development and selection of these policies with the Company’s Board of Directors and the Board of Directors has reviewed the Company’s disclosures of these policies. There have been no material changes to the critical accounting policies or estimates reported in the Management’s Discussion and Analysis section of the audited financial statements for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board (“FASB”) having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. There was no impact to our condensed consolidated financial statements upon adoption of SFAS 157. On February 12, 2008, the FASB issued FASB staff position No. FAS 157-2, “Effective Date of FASB Statement 157” which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009. Currently, we do not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring basis.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value and accordingly, the adoption of SFAS 159 did not have an impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Oversignt Board Amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial position, statement of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2008, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.  We entered into a Service Agreement with New Pole Ltd., requiring us to pay $7,500 per month.  The agreement terminated on the eighteen month anniversary of our IPO in October 2008.  However, New Pole Ltd. continued to permit our use of our office space and provided general and administrative services upon the same terms and conditions until December 2008.  Currently, New Pole Ltd. permits our continued use of this free of charge.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Item 7A.                   Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8.                      Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 and concluded that it is effective.

Changes in Internal Controls

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are listed below. None of such persons are, or have been, involved with any other blank check companies.

Name	Age	Position
Adiv Baruch	47	President, Chief Executive Officer and Director
Jacob Perry	65	Chairman of the Board of Directors
Ronen Zadok	49	Chief Financial Officer, Secretary and Director
Yoav Schwalb	49	Director
Yaron Schwalb	45	Chief Technology Officer and Director

Mr. Adiv Baruch has been our President, Chief Executive Officer and a Director since inception. Since February 2004, he has been a director, and from January 1, 2004 until November 2006, he served as the President and CEO, of B.O.S., a company publicly traded on both NASDAQ and the Tel Aviv Stock Exchange (BOSC). Through its wholly owned subsidiaries, B.O.S. delivers connectivity from IBM iSeries computers to personal computers and mobile devices and provides solutions in RFID, semiconductors, electronic components, CCD, imaging, networking, telecom and automation. From 1999 to 2003, he served as Executive Vice President, Business Development of Ness Technologies (NASDAQ: NSTC), an international provider of comprehensive end-to-end IT services and solutions. Ness offers a unique global delivery model of innovative, high-quality, value-added services that enable organizations to attain sustainable competitive advantage. He has served as founder and an executive or director for several information technology companies and Internet start-ups. Mr. Baruch is actively involved as the chairman of The Israel Export and International Cooperation Institute, Hi-Tech and Telecom Division, and a board member of the IEIC. Mr. Baruch serves as a director in several public and private companies, including Maayan Ltd. (one of the first public Israeli technology incubators), Rabintex Industries Ltd, an international leading manufacturer of personal protection equipment and armored systems and Tapuz, the Israeli community and mobile portal, all of which are public traded companies listed on the Tel Aviv Stock Exchange. He is also a director of Win Gaming Media, Inc., which is quoted on the OTC Bulletin Board under the symbol WGMI. Win Gaming Media, Inc. is a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Mr. Baruch has a B.Sc. in Information Systems and Industrial Engineering from the Technion - Israel Institute of Technology.  He is also Chairman of Mate Video Analytics.  Since 2004 he has been a partner in Signum Ltd.

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

Mr. Ronen Zadok has been our Chief Financial Officer, Secretary and Director since inception. Since October 1999 to 2005 he has been a managing partner in Signum Ltd., a privately held company focusing on turnaround management services for corporations. Currently, he is a Director in Win Gaming Media, Inc. (OTCBB: ZFPI) and Applisonix, a listed company on the Tel Aviv Stock Exchange (TASE: APLS). He is also a managing partner of New Pole Ltd., a newly formed, privately held investment company and, since 2005, a director of SiMetra Farm Ltd., an Israeli biotech company. From October 2002 to May 2004, he was a director of Ness Technologies (NASDAQ: NSTC). From 1995 to October 1999, Mr. Zadok was CEO and a Director of Clal-Ipex, a joint venture company with Clal (Israel's largest conglomerate at that time), specializing in IT professional and outsourcing services. From July 1992 to 1995, Mr. Zadok was the CFO and Co-Founder of Ipex Israel Ltd., a software and IT services company which was acquired by Ness Technologies. From 1990 to 1992, Mr. Zadok was Director of Marketing - financial services for Ipex ITG Australia, an IT products, services and outsourcing company. Mr. Zadok holds a B.A. in Economics and Business Administration, a B.A. in accounting and an MBA in finance and accounting, all from Tel Aviv University.

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

 Number and Terms of Office of Directors.

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Yaron Schwalb and Yoav Schwalb, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Perry, Baruch and Zadok, will expire at the second annual meeting.  In the event our stockholders approve the continuation of our corporate existence and approve amendments to our Amended and Restated Certificate of Incorporation, the board of directors would no longer be divided into two classes.

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

Board Committees.

Our board of directors in its entirety will act as the audit committee and compensation committee.  We may to establish an audit committee and a compensation committee upon consummation of a business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning potential target businesses. We do not feel a compensation committee is necessary prior to a business combination as there is no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this prospectus.

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

Item 11. Executive Compensation.

All of the current members of the Company’s board of directors and management are expected to continue to serve in their current positions following the liquidation of our trust account to our public stockholders and the approval of the proposal to amend our certificate of incorporation to permit our continued existence.  While the Company’s officers and directors do not currently receive any compensation for services rendered to the Company, the Company has made no determinations regarding compensation for its directors or officers following stockholder approval of the Amendment Proposal and the Trust Account distribution.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2009, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial Ownership of Securities

Name and Address of Beneficial Owner (1)	No. of Shares (2)	Percentage of Common Stock (3)
Ronen Zadok	140,625	4.02%
Adiv Baruch	140,625	4.02%
Yaron Schwalb	140,625	4.02%
Yoav Schwalb	140,625	4.20%
Jacob Perry	62,500	1.79%
Bulldog Investors (4)	408,675	11.68%
Fir Tree, Inc. (5)	241,000	6.90%
Pacific Assets Management, LLC (6)	304,700	8.71%
QVT Financial LP (7)	200,000	5.71%
Andrew M. Weiss, Ph.D. (8)	178,965	5.11%
All directors and executive officers as a group (5 individuals)	625,000	17.86%

(1)	Unless otherwise indicated, the business address of each of the individuals is 4 Maskit Street, Herzeliya, Israel 46700.

(2)	Unless otherwise indicated, all ownership is direct beneficial ownership.

(3)
The percentage ownership before and after the public offering of our stock for all executive officers and directors does not include the shares of common stock underlying the insider warrants sold in the private placement.  Assumes that that none of the (a) 2,875,000 Warrants to purchase shares of our common stock included in the Company’s IPO units were exercised and (b) none of the 1,500,000 warrants to purchase shares of our common stock sold to our directors as described were exercised.

(4)
Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors.  Bulldog Investors has the sole power to vote 316,450 shares of the 408,675 common stock and shared voting power of the remaining 92,225 shares.  Bulldog Investors has sole dispositive power over the entire 408,675 shares of common stock.

(5)
Fir Tree, Inc. (“Fir Tree”) is the investment manager for Fir Tree SPAC Holdings 2, LLC (“SPAC 2”), which beneficially owns 241,000 shares of common stock.  Fir Tree SPAC Master Fund, L.P. (“Master Fund”) is the sole member of SPAC 2.  SPAC 2 may direct the vote and disposition of the common stock and Fir Tree has been granted investment discretion over the common stock held by SPAC 2.  Master Fund has the right to receive dividends from and the proceeds from the sale of the common stock held by SPAC 2.

(6)
Pacific Assets Management, LLC (“PAM”) is the investment advisor to JMG Triton Offshore Fund, Ltd. (the “Fund”), which has the right to receive and the power to direct the receipt of dividends from, or the proceeds from the sale of, 304,700 shares of common stock.  Pacific Capital Management, Inc. (“PCM”) is a member of the Fund and each of Messrs. Jonathan M. Glaser, Daniel Albert David and Roger Richter (collectively with PAM, the Fund and PCM, the “Filers”) are control persons of PAM and PCM.  The Filers share voting and dispositive power over the common stock.  The address of PAM, PCM and Messrs. David and Richter is 100 Drakes Landing, Suite 207, Greenbrae, California 94904.  The address of the Fund is Ogier Fiduciary Services (BVI) Ltd., Nemours Chambers, P.O. Box 3170, Road Town, Tortola, BVI VG1110.  The address of Mr. Glaser is 11601 Wishire Boulevard, Suite 2180, Los Angeles, California 90025.

(7)
QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 179,728 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 20,272 shares of common stock.  QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund and Quintessence.  Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 200,000 shares of common stock, consisting of the shares owned by the Fund and Quintessence.  QVT Financial GP LLC, as general partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock as QVT Financial.  QVT Associates GP LLC, as general partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence.  Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of common stock held by the Fund and Quintessence.  QVT Associates GP LLC disclaims beneficially ownership of all shares of common stock owned by the Fund or Quintessence, except to the extent of its pecuniary interest therein.  The address for QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.  The address for QVT Fund LP is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands.

(8)
Andrew M. Weiss, Ph.D. is the managing member of Weiss Asset Management LLC (“WAM”), which is the sole general partner of a private investment partnership that holds 125,276 shares of common stock.  Dr. Weiss is also the managing member of Weiss Capital LLC (“WC”), which is sole investment manager of a private investment corporation that holds 53,689 shares of common stock.  Dr. Weiss disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

Immediately after our IPO, our existing stockholders, which include all of our officers and directors, collectively, beneficially owned 20.0% of the then issued and outstanding shares of our common stock. If our stockholders approve our continued corporate existence and approve the amendments to our Amended and Restated Certificate of Incorporation, our executive officers and directors and their affiliates who purchased or received shares of our common stock prior to our IPO, will increase their beneficial ownership from 20% to approximately 90% and the aggregate percentage of the Company’s outstanding common stock owned by all other stockholders will decrease from 80% to approximately 10%. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

On September 6, 2006, our officers and directors purchased for an aggregate purchase price of $25,000, 625,000 shares of common stock of our Company for a price of $.02 per share as adjusted for the effect of stock and dividends. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before three years from the date of the IPO prospectus. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

The holders of the majority of these shares will be entitled to require us, on up to two occasions at any time commencing three months prior to the third anniversary of the effective date of the IPO, to register these shares pursuant to an agreement to be signed prior to or on the effective date of the IPO prospectus. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our officers and directors, other than Jacob Perry or entities wholly owned by them, purchased equal amounts of an aggregate of 1,500,000 warrants from us at a price of $1.00 per warrant in a private placement prior to the commencement of our IPO.  Each warrant is exercisable into one share of common stock at $7.50 and will become exercisable on the later of (i) the completion of a business combination with a target business or (ii) one year from the date of the prospectus, and expiring four years from the date of the prospectus relating to our IPO. The insider warrants will not be subject to redemption and may be exercised on a “cashless” basis if held by the initial holder thereof or its permitted assigns. No commissions, fees or other compensation will be payable in connection with such private placement.

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

In order to protect the amounts held in the Trust Account, Adiv Baruch, Ronen Zadok and Yaron Schwalb, each an executive officer and director, have agreed, equally, to indemnify and hold us harmless against any and all loss, liability, claims, damage and expense whatsoever (including, but not limited to, any and all legal or other expenses reasonably incurred in investigating, preparing or defending against any litigation, whether pending or threatened, or any claim whatsoever) to which we may become subject as a result of any claim by any vendor that is owed money by us for services rendered or products sold, but only to the extent necessary to ensure that such loss, liability, claim, damage or expense does not reduce the amount in the Trust Account and only to the extent we fail to obtain valid and enforceable waivers from such vendors in order to protect the amounts held in Trust Account.

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

Ronen Zadok, our chief financial officer, secretary and a director, loaned us a total of $118,000 prior to the IPO to cover expenses related to the IPO, such as SEC registration fees, NASD registration fees, blue sky fees and certain legal and accounting fees and expenses. These loans were payable without interest on the earlier of September 30, 2007 or the consummation of our IPO. We repaid this loan out of the net proceeds of the IPO.

On May 2, 2007, the Company sold an additional 375,000 units subject to the underwriters’ over allotment option.  The Company also sold to the underwriters for $100 an option to purchase up to 125,000 Units.  In addition, for a period of no less than two years after the date of the prospectus relating to our IPO, we have agreed to engage a designee of Maxim Group LLC, the representative of the underwriters, as an advisor to our board of directors, where such advisor shall attend meetings of the board, receive all notices and other correspondence and communications sent by us to members of our board of directors. In addition, such advisor shall be entitled to receive, as his/her sole compensation, reimbursement for all costs incurred in attending such meetings.

Until October 25, 2008, the 18 month anniversary of the completion of our IPO, we leased office space at which we maintain our executive offices at 4 Maskit Street, Herzeliya, Israel. The costs for this space was included in the $7,500 per-month fee New Pole Ltd., an affiliate of Ronen Zadok, our Chief Financial Officer, charged us for general and administrative services.  After October 25, 2008 and until December 31, 2008, New Pole Ltd. continued to permit our use of such space, and to provide us with general and administrative services, upon the same terms and conditions.  Currently, New Pole Ltd. permits our continued use of this space and provides general and administrative services free of charge.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.  Our initial stockholders will not receive reimbursement for any out-of- pocket expenses incurred by them to the extent that such expenses exceed the amount in the Trust Account.

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

Messrs. Baruch, Zadok, Yoav Schwalk, Yaron Schwalb and Perry are deemed our “parents” and “promoters” as these terms are defined under the federal securities laws.

Director Independence.

Although the Company’s securities are listed on the Over-the-Counter Bulletin Board and we are therefore not required to have a majority of independent directors, we apply the NYSE Alternext U.S. standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition.  The NYSE Alternext U.S. defines an independent director generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that all of our directors are not independent directors as defined under the NYSE Alternext U.S.’s listing standards and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, constituting a majority of our board.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.  Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2008, the firm of BDO Seidman LLP which we refer to as BDO, was our principal accountant.  BDO manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO LLP in connection with statutory and regulatory filings.  We have been billed approximately $17,000 in connection with our December 31, 2008 year end audit.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no aggregate fees billed for audit-related services rendered by BDO.

Tax Fees. Fees for professional services rendered by BDO for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2008 were approximately $5,000.

All Other Fees.  There were no fees billed by BDO for any other professional services rendered from the date of our inception through December 31, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as part of this report:

(1)           Financial Statements.

The following financial statements of the Company are referenced in Item 8 and begin on page F-1 of this report:

(2) Financial Statement Schedules.

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement. (1)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (1)
4.5	Unit Option Purchase Agreement between the Registrant and Maxim Group LLC. (1)
10.1.1	Letter Agreement among the Registrant, Maxim Group LLC and Adiv Baruch. (2)
10.1.2	Letter Agreement among the Registrant, Maxim Group LLC and Yoav Schwalb. (2)
10.1.3	Letter Agreement among the Registrant, Maxim Group LLC and Ronen Zadok. (2)
10.1.4	Letter Agreement among the Registrant, Maxim Group LLC and Yaron Schwalb. (2)
10.1.5	Letter Agreement among the Registrant, Maxim Group LLC and Jacob Perry. (2)
10.2	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant. (1)
10.3	Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the founding stockholders. (1)
10.4	Registration Rights Agreement among the Registrant and the founding stockholders. (1)
10.5	Lease/Office Services Agreement dated October 18, 2006 by and among the Registrant and New Pole Ltd. (4)
10.6	Amended and Restated Subscription Agreement between the Registrant and certain officers and directors of the Registrant. (2)
14	Code of Ethics (3)
23.1	Consent of Ziv Haft, a BDO member firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002*
*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2007.
(2)	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 filed on February 21, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on November 30, 2006.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2006.

PINPOINT ADVANCE CORP.
(a development stage corporation)

FINANCIAL STATEMENTS

as of December 31, 2008

In U.S. Dollars

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
PINPOINT ADVANCE CORP.

We have audited the accompanying balance sheets of PINPOINT ADVANCE CORP. a corporation in the development stage (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and December 31, 2007, for the period from inception (September 6, 2006) to December 31, 2007 and for the period from inception (September 6, 2006) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company’s Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination within 18 months from the date of the consummation of its initial public offering (“Offering”) (such date was October 25, 2008) or 24 months from the consummation of the Offering if certain extension criteria had been satisfied (such date was April 25, 2009). In October 2008 the Company announced its termination of a letter of intent for potential business combinations plans as well as its plan to distribute the amount held in the Trust Fund to its stockholders and to adopt a plan for continued corporate existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from inception (September 6, 2006) to December 31, 2007 and for the period from inception (September 6, 2006) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will liquidate the Trust Fund and distribute the proceeds among the holders of its stockholders following approval of a resolution to distribute the Trust Fund by the Company's shareholders at the forthcoming shareholders' meeting. Additionally, outside of the Trust Fund the Company , has a remaining cash balance of $8,380, current liabilities of $76,001, accumulated deficit of $18,764 and expects to incur costs in pursuit of its acquisition plans for which further financing will be required. The possibility that such further financing and acquisitions will not be consummated raises substantial doubt as to its ability to continue as a going concern.

Tel-Aviv, Israel
January 19, 2009
/s/ Ziv Haft Certified Public Accountants (Isr.) a BDO member firm

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEET

	December 31, 2008	December 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$8,380	$70,860
Deposit	317	317
Cash held in trust (Note 1)	28,528,943	29,038,765
Prepaid expense	11,111	27,778
Total Assets	$28,548,751	$29,137,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deferred underwriting fees (Note 5)	$-	$862,500
Deferred legal fees (Note 5)	-	100,000
Accrued expenses and other accounts payable	76,001	277,898
Common stock subject to conversion	28,491,250	-
Total current liabilities	28,567,251	1,240,398

Common Stock subject to possible redemption, 862,212 shares, at redemption value (Note 1)	-	8,625,740

Commitments (Note 6)

Stockholders’ Equity (note 2)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock-$.0001 par value; 20,000,000
Authorized; 2,637,788 issued and outstanding
(excluding of 862,212 shares subject to possible
Redemption)	264	264
Additional paid-in capital	-	19,000,986
Earnings (Deficit) accumulated during the development stage	(18,764)	270,332
Total stockholders’ equity	(18,500)	19,271,582
Total liabilities and stockholders' equity	$28,548,751	$29,137,720

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2008		For the year ended December 31, 2007	For the period from September 6, 2006 (inception) to December 31, 2006		For the period from September 6, 2006 (inception) to December 31, 2008

State franchise tax		$43,775	$43,775		$-		$87,550
Formation and operating costs		-	-		1,000		1,000
Other general and administrative expenses		805,334	251,001		7,000		1,063,335
Bank charges		1,383	1,147		140		2,670
Loss from operation		(850,492)	(295,923)		(8,140)		(1,154,555)
Interest income		467,816	897,815		-		1,365,631
Income (Loss) before provision for income tax		(382,676)	601,892		(8,140)		211,076
Provision for income tax		4,397	204,643		-		209,040

Net (Loss) income for the period	$	(387,073)	$397,249	$	(8,140)		$2,036

Accretion of trust fund relating to common stock subject to possible redemption		115,735	(118,777)		-		(3,042)
Net (Loss) income attributable to other common stockholders	$	(271,338)	$278,472	$	(8,140)	$	(1,006)

Net earnings per share -
basic		$(0.1)	$0.14
diluted		$(0.1)	$0.10

Weighted average shares outstanding
basic		2,637,788	2,002,360
diluted		2,637,788	2, 855,768

Net earnings per share subject to possible conversion
basic		$(0.13)	$0.2
diluted		$(0.13)	$0.17

Weighted average shares outstanding subject to possible conversion
basic		862,212	590,016
diluted		862,212	702,844

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to December 31, 2008

	Common stock		Additional Paid-in	Deficit accumulated during the	Total
	Shares	Amount	capital	development stage	Stockholders’ equity
Balance September 6, 2006 (inception)	—	$—	$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	24,917		25,000
Net loss for the period				(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	100	—	100
Proceeds from issuance of warrants	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	17,475,949	—	17,476,150

Net income for the period	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	19,000,986	270,332	19,271,582
Net loss for the period	—	—	—	387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital			962,500		962,500
Reclassification of common stock value subject to redemption to current liability			(19,963,486)	(17,758)	(19,981,244)
Balances(Deficit) at December 31, 2008	2,637,788	$264	$-	$(18,764)	$(18,500)

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2008		For the year ended December 31, 2007	For the period from September 6, 2006 (inception) to December 31, 2006		For the period from September 6, 2006 (inception) to December 31, 2008
OPERATING ACTIVITIES
Net (Loss) income for the period	$	(387,073)	$397,249	$	(8,140)	$2,036
Increase in accrued expenses and other accounts payable		(201,897)	488,059		-	286,162
(Increase) Decrease in prepaid expenses		16,667	(27,778)		-	11,111
(Increase) Decrease in interest receivable in trust		91,847	(91,847)		-	-
Net cash provided (used) in operating activities		(480,456)	765,683		(8,140)	(277,087)

INVESTING ACTIVITIES
Cash contributed to Trust Fund		417,976	(28,946,918)		-	(28,528,942)
Net cash used in investing activities		417,976	(28,946,918)		-	(28,528,942)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders		-	-		25,000	25,000
Proceeds from loans from related party		-	33,210		118,000	151,210
Payment of loans from related party		-	(151,210)		-	(151,210)
Deposit		-	622		(939)	(317)
Short term bank credit		-	(40)		40	-
Payment of Deferred offering cost		-	(76,200)		(133,961)	(210,161)
Proceeds from issuance of insider warrants		-	1,500,000		-	1,500,000
Proceeds from purchase of underwriter’s purchase option		-	100		-	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion		-	8,506,963		-	8,506,963
Net proceeds from sale of units through public offering allocable to:		-
Stockholders’ equity			18,438,650			18,438,650
Net cash provided by financing activities		$-	$28,252,095		$8,140	$28,260,235

Net increase (Decrease) in cash	$	(62,480)	$70,860	$	( -)	$8,380
Cash
Beginning of period		70,860	-		-	-
End of period		$8,380	$70,860		$-	$8,380
Supplemental disclosure of non-cash activity:
Fair value of underwriter’s purchase option included in offering costs			738,750
Deferred legal fees against additional paid-in capital			100,000			100,000
Deferred underwriting fees against additional paid-in capital			862,500			862,500
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes		244,040	43,815

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination (a “Business Combination”) with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through December 31, 2008 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on April 19, 2007. On April 25, 2007, the Company completed a private placement ("Private placement") and received net proceeds of $1.5 million. The Company consummated the Offering on April 25, 2007 for net proceeds of approximately $27 million (including the over allotment). The Company’s management intends to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition. However, there is no assurance the Company will be able to successfully effect a Business Combination.

Management has agreed that $28.37 million or $9.91 per Unit sold in the Offering will be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which $0.30 per Unit will be paid to the underwriter upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee they will execute such agreements.

The Company’s certificate of incorporation filed with the State of Delaware contains provisions designed to provide certain rights and protections to Company stockholders prior to the consummation of a business combination, including:

•	Requirement that all proposed business combinations be presented to stockholders for approval regardless of whether or not Delaware law requires such a vote;

•
Common stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the “Conversion Right”). The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon, but net of taxes payable on interest earned), divided by the number of shares sold in the Offering, or approximately $9.94 per share based on the value of the Trust Fund as of December 31, 2008. As a result of the Conversion Right, $8,573,267 (including accretion of $66,304) relating to 862,212 shares of Common Stock subject to possible conversion, has been classified in temporary equity as Common Stock subject to possible conversion on the accompanying balance sheet as of December 31, 2008. The Company will not complete any business combination if public stockholders owning 30% or more of the shares sold in the Company's initial public offering vote against the Business Combination and exercise their redemption rights. Even if less than 30% of the stockholders, as described above, exercise their redemption rights, the Company may be unable to consummate a business combination if such redemption leaves the Company with funds less than a fair market value equal to at least 80% of the amount in the trust account (excluding any funds held for the benefit of the underwriters) at the time of such acquisition, which amount is required for the initial business combination. In such event the Company may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.

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

•
Limitation on stockholders’ rights to receive a portion of the Trust Account so that they may only receive a portion of the Trust Account as part of its plan of dissolution and liquidation or upon the exercise of their conversion rights; and

•	The bifurcation of the Company’s board of directors into two classes and the establishment of related procedures regarding the standing and election of such directors.

Recent Events

As a result of the Company's intent to return the proceeds held in the trust fund to common stockholders, $28,491,250 ($9.91 per unit) has been classified as a current liability in the accompanying balance sheet at December 31, 2008

NOTE 2-OFFERING

In the Offering (which closed on April 25, 2007), the Company sold to the public 2,875,000 Units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Each Unit consists of one share and one warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the initial public offering and a private placement which closed simultaneously totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.

The Company also sold to underwriters for $100 an option to purchase up to 125,000 Units (Note 6).

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 31, 2008.

Trust Account-The Company's restricted cash and cash equivalents held in the Trust Account at December 31, 2008 is invested in a money market fund. The Company recognized interest income $1,365,631 from inception (September 6, 2006) to December 31, 2008 on such money market fund, which is included in interest income on the accompanying statements of operations.

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

Fair Value of Financial Instruments-The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2008.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of December 31, 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS –
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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidate financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring it, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for years beginning after November 15, 2007. The Company is evaluating the impact, if any, the adoption of this statement will have on its consolidated results of operations, financial position or cash flows.

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

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2,262,500 (with over allotment exercised). The Company paid $1,400,000 of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $862,500 will be deferred until consummation of the Business Combination, if at all.

In connection with the Offering, the Company entered into an engagement agreement (the “Engagement Agreement”) with its legal counsel in the Offering.  Pursuant to the Engagement Agreement, the Company was obligated to its legal counsel for certain fees and expenses related to the Offering, including an aggregate legal fee of $250,000.  The Company paid $150,000 of the legal fee upon closing of the Offering.  The Company and its counsel have agreed that payment of the balance of the legal fee of $100,000 will be deferred until consummation of the Business Combination. If the Business Combination does not occur, these deferred fees will be distributed to the stockholders as part of the liquidation of the Company.

As discussed in Note 1, those fees have been reclassified to Additional Paid-in capital and will not be payable upon liquidation.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 6 - WARRANTS AND OPTION TO PURCHASE COMMON STOCK (Continued)

Immediately prior to the Offering the Company sold to certain of the initial stockholders 1,500,000 warrants ("Private Warrants"), for an aggregate purchase price of $1,500,000. All of the proceeds received from the sale of the Private Warrants were placed in the Trust Account. The Private Warrants are identical to the Warrants sold in the Offering except that the warrants included therein are not redeemable while held by the insider or his permitted transferees. All of the Company’s stockholders prior to the Offering (“Initial Stockholders”) agreed to vote the shares of common stock owned by them immediately before the Offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders and the holders of the shares of common stock included in the Private Warrants agreed to vote in favor of a business combination proposed to the Company’s stockholders. All of such holders have waived their rights to participate in any liquidation distribution occurring upon failure of the Company to consummate a business combination.

The public warrants, the underwriter's unit purchase option and the warrants included in the underwriter’s unit purchase option, are not subject to net cash settlement in the event the Company is unable to maintain an effective 1933 Act registration statement.  The Company must use best efforts to file and maintain the effectiveness of the registration statement for the warrants set forth above as well as the securities issuable upon exercise of the underwriter’s unit purchase option.  Such warrants are only exercisable to the extent the Company is able to maintain such effectiveness.  The unit purchase option (but not the underlying warrants), may be exercised by means of cashless exercise even in the absence of an effective registration statement for the underlying securities.  If a holder of public warrants or the holder of the underwriter’s unit purchase option, or warrants underlying the underwriter’s unit purchase option, does not, or is not able to, exercise such warrants, underwriter’s unit purchase option or warrants underlying such underwriter’s unit purchase option, as applicable, such warrants, underwriter unit purchase option or underlying warrants, as applicable, will expire worthless.

NOTE 7-CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors

Common Stock

On February 20, 2007, the number of outstanding shares decreased from 828,125 shares to 625,000 shares as a result of a reverse split of the Company's common stock.

On April 25, 2007, the number of outstanding shares was 3,125,000 after consummating the initial public offering.

On May 2, 2007, the number of outstanding shares was 3,500,000 after exercising the over-allotment option.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 8-SUBSEQUENT EVENT

On October 27, 2008, the Company announced it executed a letter of intent to effectuate a business combination with a privately-held company with its headquarters in Israel (the "LOI"). All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement (the "Agreement") was executed by all parties to the LOI. However, one of the parties to the Agreement claimed it never released its signature thereto and has since indicated that it no longer wished to pursue the proposed business combination.

The Company believes a binding, definitive agreement was executed by all parties and is currently reviewing all available legal options. However, because one of the parties has indicated its position that no binding agreement currently exists and that it does not wish to continue with negotiations at this time, the Company has determined to liquidate the trust account established by the Company for the benefit of its public stockholders, and to return funds to the holders of shares of the Company common stock issued in its initial public offering, in accordance with its IPO prospectus and the terms of its amended and restated certificate of incorporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINPOINT ADVANCE CORP.

	By:	/s/ Adiv Baruch
Dated: March 30, 2009		Name: Adiv Baruch Title: Chief Executive Officer (Principal Executive Officer)

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