Form 10-Q
period 2009-03-31
Pinpoint Advance CORP
filed 2009-05-15
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
☒ Yes ☐ No

As of May 12, 2009, 3,500,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No   ☐

ITEM 1.                                FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.
(a development stage corporation)

FINANCIAL STATEMENTS
as of March 31, 2009

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	March 31, 2009	March 31, 2008	December 31, 2008

ASSETS

Current assets
Cash	$4,286	$143,694	$8,380
Deposit	317	317	317
Cash held in trust (Note 1)	28,512,608	29,022,920	28,528,943
Prepaid expense and other accounts receivable	169,536	20,795	11,111
Total Assets	$28,686,747	$29,187,726	$28,548,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Deferred underwriting fees (Note 5)	$-	$862,500	$-
Deferred legal fees (Note 5)	-	100,000	-
Accrued expenses and other accounts payable	146,183	275,002	76,001
Common Stock subject to conversion	28,491,250	—	28,491,250
Total current liabilities	28,637,433	1,237,502	28,567,251

Common Stock subject to possible redemption, 862,212 shares, at redemption value (Note 1)	-	8,641,558	-

Commitments (Note 6)

Stockholders’ Equity (note 2)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock-$.0001 par value; 20,000,000 Authorized; 2,637,788 issued and outstanding (excluding of 862,212 shares subject to possible Redemption); and 828,125 shared outstanding	264	264	264
Additional paid-in capital		19,000,986	-
Retained earnings (deficit) accumulated during the development stage	49,050	307,416	(18,764)
Total stockholders’ equity	49,314	19,308,666	(18,500)
Total liabilities and stockholders' equity	$28,686,747	$29,187,726	$28,548,751

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	Period ended March 31, 2009	Period Ended March 31, 2008	For the period from September 6, 2006 (inception) to March 31, 2008	For the period from September 6, 2006 (inception) to March 31, 2009

State franchise tax	$9,993	$10,908	$54,683	$97,543
Formation and operating costs	-	—	1,000	1,000
Other general and administrative expenses	79,637	86,519	344,520	1,142,972
Bank charges	87	389	1,676	2,757
Loss from operation	(89,717)	(97,816)	(401,879)	(1,244,272)
Interest income (expense)	(5,953)	177,970	1,075,785	1,359,678
Income (loss) before provision for income tax	(95,670)	80,154	673,906	115,406
Provision for income tax	(163,484)	27,252	231,895	45,556
Net income (loss) for the period	$67,814	$52,902	$442,011	$69,850

Accretion of trust fund relating to common stock subject to possible redemption	-	(15,818)	(134,595)	(3,042)
Net income (loss) attributable to other common stockholders	$67,814	$37,084	$307,416	$66,808

Net earnings per share -
basic	$0.01	0.01
diluted	$0.01	0.01

Weighted average shares outstanding
basic	2,637,788	3,500,000
diluted	2,637,788	4,031,250

Net earnings per share subject to possible conversion
Basic and diluted	$-	0.02

Weighted average shares outstanding subject to possible conversion
Basic and diluted	862,212	862,212

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to March 31, 2009

	Common stock		Additional Paid-in	Deficit accumulated during the	Total
	Shares	Amount	capital	development stage	Stockholders’ equity
Balance September 6, 2006 (inception)	—	$—	$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	24,917		25,000
Net loss for the period				(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	100	—	100
Proceeds from issuance of warrants	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	17,475,949	—	17,476,150
Net income for the period	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	19,000,986	270,332	19,271,582
Net loss for the period	—	—	—	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital			962,500		962,500
Reclassification of common stock value subject to redemption to current liability			(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788	264	—	(18,764)	(18,500)
Net income for the period	—	—	—	67,814	67,814
Balances at March 31, 2009	2,637,788	$264	—	$49,050	$49,314

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	Period ended March 31, 2009		Period Ended March 31, 2008	For the period from September 6, 2006 (inception) to March 31, 2008	For the period from September 6, 2006 (inception) to March 31, 2009
OPERATING ACTIVITIES
Net income (loss) for the period		$67,814	$52,902	$442,011	$69,850
Increase (Decrease) in accrued expenses and other accounts payable		70,183	(2,896)	485,163	356,345
(Increase) Decrease in prepaid expenses and other accounts receivable		(158,425)	6,983	(20,795)	(169,536)
Increase in interest receivable in trust		-	(41,465)	(133,312)	-
Net cash provided (used) in operating activities		(20,428)	15,524	773,067	256,659

INVESTING ACTIVITIES
Cash contributed to Trust Fund		16,334	57,310	(28,889,608)	(28,512,606)
Net cash used in investing activities		16,334	57,310	(28,889,608)	(28,512,606)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders		-	—	25,000	25,000
Proceeds from loans from related party		-	—	151,210	151,210
Payment of loans from related party		-	—	(151,210)	(151,210)
Deposit		-	—	(317)	(317)
Short term bank credit		-	—	—	—
Payment of Deferred offering cost		-	—	(210,161)	(210,161)
Proceeds from issuance of insider warrants			—	1,500,000	1,500,000
Proceeds from purchase of underwriter’s purchase option			—	100	100
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion		-	—	8,506,963	8,506,963
Net proceeds from sale of units through public offering allocable to:			—
Stockholders’ equity			—	18,438,650	18,438,650
Net cash provided by financing activities	$		$—	$28,260,235	$28,260,235

Net (decrease) increase in cash	$	(4,094)	$72,834	$143,694	$4,286
Cash
Beginning of period		8,380	70,860	—	—
End of period		$4,286	$143,694	$143,694	$4,286

Supplemental disclosure of non-cash activity:
Fair value of underwriter’s purchase option included in offering costs		—	—	738,750	738,750
Deferred legal fees against additional paid-in capital		—	—	100,000	100,000
Deferred underwriting fees against additional paid-in capital		—	—	862,500	862,500

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes		8,165	—	—	296,020
Cash paid during the period for interest		8,170	—	—	8,170

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination (“Business Combination”) with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector. The principal activities of the Company from inception (September 6, 2006) through the effective date of the Company’s initial public offering (“Offering”) on April 19, 2007 were related to the formation and capital raising activities.  Since then, the Company has been searching for prospective target businesses to acquire.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has selected December 31 as its fiscal year end.

On April 25, 2007, the Company completed a private placement ("Private Placement") and received net proceeds of $1.5 million. The Company consummated the Offering on April 25, 2007 for net proceeds of approximately $27 million (including the over allotment).  Management had placed $28.37 million or $9.91 per Unit sold in the Offering into a trust account (“Trust Account”) that invested in permitted United States government securities, of which $0.3 per Unit would have been paid to the underwriter upon the consummation of a Business Combination.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.

Pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation (“Amended and Restated Certificate of Incorporation”) the Company is required to liquidate the Trust Account and distribute to holders of common stock issued in the Offering the proceeds of the trust in an amount per share of $9.91 in the event that the Company does not consummate a Business Combination by the later of 18 months after the consummation of the Offering or 24 months after the consummation of the Offering in the event that either a letter of intent, an agreement in principle or a definitive agreement to complete a Business Combination was executed but was not consummated within such 18 month period.

On October 27, 2008, the Company announced it executed a letter of intent to effectuate a Business Combination with a privately-held company with its headquarters in Israel (the "LOI"). All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement (the "Agreement") was executed by all parties to the LOI. However, one of the parties to the Agreement claimed it never released its signature thereto and indicated that it no longer wished to pursue the proposed Business Combination.

The Company believes a binding, definitive agreement was executed by all parties and is currently reviewing all available legal options. However, because one of the parties (the “Objecting Party”) has indicated its position that no binding agreement existed and it does not wish to continue with negotiations, the Company had determined to liquidate the Trust Account established by the Company for the benefit of its public stockholders, and to return funds to the holders of shares of the Company’s common stock issued in the Offering, in accordance with its Offering prospectus and the terms of its Amended and Restated Certificate of Incorporation.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

 NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES (Continued)

Recent Events

The Amended and Restated Certificate of Incorporation requires the Company to distribute to holders of shares of the Company’s common stock issued in the Offering (the “IPO Shares”) amounts in the Trust Account that was established at the consummation of the Company’s Offering into which a certain amount of the net proceeds of the Offering were deposited (the “Redemption”). After establishing a reserve for accrued taxes, as of March 31, 2008, approximately $28,512,608 (approximately $9.91 per IPO Share) was in the Trust Account available for the Redemption (the “Redemption Payment”). The Company’s board of directors has determined it to be in the best interests of its stockholders to (i) continue its corporate existence after the Redemption, rather than dissolve the Company as required by its Amended and Restated Certificate of Incorporation, (ii) redeem the IPO Shares for cash from the Trust Account in an amount per share equal to the Redemption Payment, and in connection with the Redemption, distribute to holders of the IPO Shares one share of common stock for every eight IPO Shares redeemed, and (iii) retain the Company’s current management while the Company evaluates its options with respect to seeking damages against some of the parties to the Agreement and the LOI and/or continues to seek acquisition targets or other uses for the Company.

To accomplish these goals, the Company’s board of directors believes it is necessary to modify its Amended and Restated Certificate of Incorporation to (i) eliminate the blank check company provision which requires it to dissolve following the distribution of the Trust Account, (ii) adjust its capital structure to create a new class of common stock called Class A Common Stock, and (iii) exchange each share of common stock currently held by its initial stockholders (the “Founder Shares”) for five shares of Class A Common Stock (the “Class A Shares” and together with (i) through (iii) the “Amendment Proposals”).  On April 8, 2009, the Company filed a Definitive Proxy with respect to the items outlined above for the consideration of stockholders at the special meeting of stockholders to be held on May 15, 2009.

As a result of the Company's intent to return the proceeds held in the trust fund to common stockholders, $28,491,250 ($9.91 per unit) has been classified as a current liability in the accompanying balance sheet at March 31, 2009.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 2-OFFERING

In its Offering effective April 19, 2007 (closed on April 25, 2007), the Company sold to the public 2,875,000 Units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Each unit consists of one share and one warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the IPO and the private placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.

The Company also sold to underwriters for $100 an option to purchase up to 125,000 Units (Note 6).

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of March 31, 2009.

Trust Account-The Company's restricted cash and cash equivalents held in the Trust Account at March 31, 2009 is invested in a money market fund. The Company recognized interest income of $1,359,678 from inception (September 6, 2006) to March 31, 2009 on such money market fund, which is included in interest income on the accompanying statements of operations.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2009.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of March 31, 2009.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Pronouncements- The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter. Management is currently evaluating the effect that SFAS 161 may have on the Company’s financial statement disclosures.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring it, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for years beginning after November 15, 2007. The Company is evaluating the impact, if any, the adoption of this statement will have on its consolidated results of operations, financial position or cash flows.

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

NOTE 4-DEFFERED UNDERWRITING FEE

In connection with the Offering, the Company has paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option). However, the Company is not required to pay to the underwriters the deferred underwriting discount of 3% ($862,500) as a result of the Company not completing a Business Combination within the time allotted. The Company had sold to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit.  The Company paid $1,400,000, of the underwriting discount upon closing of the Offering (including the over allotment).

In connection with the Offering, the Company has entered into an engagement agreement (the “Engagement Agreement”) with its legal counsel in the Offering.  Pursuant to the Engagement Agreement, the Company was obligated to its legal counsel for certain fees and expenses related to the Offering, including an aggregate legal fee of $250,000.  The Company paid $150,000 of the legal fee upon closing of the Offering and is not required to pay $100,000 deferred fees as a result of the Company not having completed a Business Combination within the allotted time.

As discussed in note 1, those fees have been reclassified to the Additional Paid-in capital and will not be payable upon liquidation.

NOTE 5-COMMITMENTS

The Company paid a monthly fee of $7,500 to an affiliate of Ronen Zadok, which commenced on the date of the Offering and ended on January 1, 2009 for office space and certain general and administrative services. In addition the officers and directors of the Company will be entitled to reimbursement for out-of-pocket expenses incurred by them or their affiliates on behalf of the Company.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 6-WARRANTS AND OPTION TO PURCHASE COMMON STOCK

In connection with the Offering, the Company has paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option). However, the Company is not required to pay to the underwriters the deferred underwriting discount of 3% ($862,500) as a result of the Company not completing a Business Combination within the time allotted. The Company paid $1,400,000, of the underwriting discount upon closing of the Offering (including the over allotment).  The Company had sold to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit.  The units issuable upon exercise of this option are identical to those offered by the Public Offering. This option commences on the later of the consummation of a Business Combination or 180-days from the date of the prospectus with respect to the Offering and expires five years from the date of the prospectus.  The Company estimates that the fair value of the Underwriter’s Option is approximately $738,750 ($5.91per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter's Option has been estimated using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) contractual life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of Israeli technology companies with market capitalizations between $50 million - $100 million that trade on US Stock Exchanges.  In calculating volatility for the representative companies, the Company used daily historical volatilities for the period of time equal to the term of the option (5 years). The Company has accounted for these purchase options as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

Immediately prior to the Offering, the Company sold to certain of the initial Stockholders 1,500,000 warrants ("Private Warrants"), for an aggregate purchase price of $1,500,000. All of the proceeds received from the sale of the Insider Units were placed in the Trust Account. The Insider Units are identical to the units offered in the Offering except that the warrants included therein are not redeemable while held by the insider or his permitted transferees.

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

NOTES TO FINANCIAL STATEMENTS-Continued

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

NOTE 8-SUBSEQUENT EVENT

On April 8, 2009, the Company filed a Definitive Proxy Statement to allow the Company’s stockholders to consider the following proposals at the special meeting of stockholders to be held on May 15, 2009: modify its Amended and Restated Certificate of Incorporation to (i) eliminate the blank check company provision which requires it to dissolve following the distribution of the Trust Account, (ii) adjust its capital structure to create a new class of common stock called Class A Common Stock, and (iii) exchange each Founder Share for five shares of Class A Common Stock.

To accomplish these goals, the Company’s board of directors believes it is necessary to modify its Amended and Restated Certificate of Incorporation to (i) eliminate the blank check company provision which requires it to dissolve following the distribution of the Trust Account, (ii) adjust its capital structure to create a new class of common stock called Class A Common Stock, and (iii) exchange each share of common stock currently held by its initial stockholders (the “Founder Shares”) for five shares of Class A Common Stock (the “Class A Shares” and together with (i) through (iii) the “Amendment Proposals”).  On April 8, 2009, the Company filed a Definitive Proxy with respect to the items outlined above for the consideration of stockholders at the special meeting of stockholders to be held on May 15, 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.

Overview

Pinpoint Advance Corp. (the “Company”, “we”, or “us”) is a blank check company. We were organized under the laws of the State of Delaware on September 6, 2006. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector.  As indicated below, if our stockholders approve the continuation of our corporate existence, we will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business. Until consummation of our initial public offering (the “Offering”) on April 2007, our principal activity related to our formation and preparing for the Offering. Since then, we have been searching for prospective target businesses to acquire.

On October 27, 2008, the Company announced it executed a letter of intent to effectuate a Business Combination with a privately-held company with its headquarters in Israel (the "LOI"). All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement (the "Agreement") was executed by all parties to the LOI. However, one of the parties to the Agreement claimed it never released its signature thereto and indicated that it no longer wished to pursue the proposed Business Combination.

The Company believes a binding, definitive agreement was executed by all parties and is currently reviewing all available legal options. However, because one of the parties (the “Objecting Party”) has indicated its position that no binding agreement existed and it does not wish to continue with negotiations, the Company had determined to liquidate the Trust Account established by the Company for the benefit of its public stockholders, and to return funds to the holders of shares of the Company’s common stock issued in the Offering, in accordance with its Offering prospectus and the terms of its Amended and Restated Certificate of Incorporation.

The Amended and Restated Certificate of Incorporation requires the Company to distribute to holders of shares of the Company’s common stock issued in the Offering (the “IPO Shares”) amounts in the Trust Account that was established at the consummation of the Company’s Offering into which a certain amount of the net proceeds of the Offering were deposited (the “Redemption”). After establishing a reserve for accrued taxes, as of March 31, 2008, approximately $28,512,608 (approximately $9.91 per IPO Share) was in the Trust Account available for the Redemption (the “Redemption Payment”). The Company’s board of directors has determined it to be in the best interests of its stockholders to (i) continue its corporate existence after the Redemption, rather than dissolve the Company as required by its Amended and Restated Certificate of Incorporation, (ii) redeem the IPO Shares for cash from the Trust Account in an amount per share equal to the Redemption Payment, and in connection with the Redemption, distribute to holders of the IPO Shares one share of common stock for every eight IPO Shares redeemed, and (iii) retain the Company’s current management while the Company evaluates its options with respect to seeking damages against some of the parties to the Agreement and the LOI and/or continues to seek acquisition targets or other uses for the Company.

To accomplish these goals, the Company’s board of directors believes it is necessary to modify its Amended and Restated Certificate of Incorporation to (i) eliminate the blank check company provision which requires it to dissolve following the distribution of the Trust Account, (ii) adjust its capital structure to create a new class of common stock called Class A Common Stock, and (iii) exchange each share of common stock currently held by its initial stockholders (the “Founder Shares”) for five shares of Class A Common Stock (the “Class A Shares” and together with (i) through (iii) the “Amendment Proposals”).  On April 8, 2009, the Company filed a Definitive Proxy with respect to the items outlined above for the consideration of stockholders at the special meeting of stockholders to be held on May 15, 2009.

On April 8, 2009, the Company filed a Definitive Proxy Statement with respect to the items outlined above.  We will hold a special meeting of stockholders on May 15, 2009, where stockholders will be asked to consider the Amendment Proposals.  In the event stockholders do not vote to approve the Amendment Proposals, stockholders will be asked to consider a proposal to dissolve the Company pursuant to a plan of dissolution.

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

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $25,961 of cash available for general corporate purposes and $28,521,608 of cash held in trust. The cash and cash held in trust were generated by the proceeds from our initial public offering of approximately $28,750,000, the proceeds of the sale of founder securities of $1,500,000, and $1,359,678 of interest earned on the funds since the Offering.

We placed $28,491,250 of the net proceeds from the initial public offering of our units and sale of founder securities in trust and the remaining amount was held outside of the trust. As of March 31, 2009, we believe our remaining balance of $25,961 available for general corporate purposes is sufficient to allow us to return the funds held in the Trust Account to our public stockholders as soon as reasonably practicable.

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

In connection with our Offering, we are not required to pay the underwriters, Maxim Group LLC the remaining three percent (3%) of the gross proceeds ($862,500) of the Offering as a result of the Company being unable to complete a Business Combination. The 3% deferred fee will become part of the funds returned to our public stockholders from the Trust Account upon our liquidation.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Results of Operations

Net income (Loss) of ($67,814) and ($52,902) reported for the three months ended March 31, 2009 and 2008 respectively, consists primarily of $79,724 of expenses for administrative services, $9,993 for franchise taxes and $163,484 for federal income taxes. Interest on the trust fund investment was ($5,953).

We consummated our Offering of 2,500,000 Units on April 25, 2007 and consummated the closing on the over-allotment option on May 2, 2007. Gross proceeds from our Offering were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 was paid for costs and expenses related to the Offering. After deducting the underwriting discounts and commissions and the offering expenses, we deposited $28,491,250 of the net proceeds into the Trust Account (or approximately $9.91 per share, which assumes the first $114,900 earned in the Trust Account will be held in the Trust Account for the benefit of the public stockholders). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Commencing on April 19, 2007 and ending on January 1, 2009, we incurred a fee from New Pole Ltd., an affiliate of Ronen Zadok, our chief financial officer, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, Mr. Zadok advanced $151,210 to us for payment on our behalf of offering expenses. This amount was repaid following the Offering from the net proceeds of the Offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information in this Item is not required to be disclosed by a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PINPOINT ADVANCE CORP.

Dated: May 15, 2009	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: May 15, 2008	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)