Form 10-Q
period 2009-06-30
Pinpoint Advance CORP
filed 2009-08-14
CIK 1377490

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
☒ Yes  ☐ No

As of August 12, 2009, 359,402 shares of common stock, par value $.0001 per share, were issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

FINANCIAL STATEMENTS
as of June 30, 2009

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
Condensed BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS

Current assets
Cash	$435	$8,380
Deposit	19,008	317
Cash held in trust (Note 1)	-	28,528,943
Prepaid expense and other accounts receivable	77,232	11,111
Total Assets	$96,675	$28,548,751

LIABILITIES AND STOCKHOLDERS’ EQUITY (Note 2)
Current Liabilities
Accrued expenses and other accounts payable	120,633	76,001
Common Stock subject to conversion	-	28,491,250
Total current liabilities	120,633	28,567,251

Common Stock subject to possible redemption,	-	-

Commitments

Stockholders’ Equity
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000 Authorized, 359,402 issued and outstanding;	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	264
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(24,308)	(18,764)
Total stockholders’ equity	(23,958)	(18,500)
Total liabilities and stockholders' equity	$96,675	$28,548,751

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For 3 months ended June 30,		For 3 months ended June 30,	For 6 months ended June 30,		For 6 months ended June 30,	For the period from September 6, 2006 (inception) to June 30,
	2009		2008	2009		2008	2009
State franchise tax		$6,419	$10,907		$16,412	$21,815		$103,962
Formation and operating costs		-	-		-	-		1,000
Other general and administrative expenses		99,721	84,240		179,358	170,759		1,242,693
Bank charges		51	280		138	669		2,808
Loss from operation		(106,091)	(95,427)		(195,908)	(193,243)		(1,350,463)
Interest income (expense)		-	137,539		5,953	315,509		1,359,678
Income (loss) before provision for income tax		(106,991)	42,112		201,861	122,266		9,215
Provision for income tax		(32,820)	14,319		(196,403)	41,571		12,637
Net income (loss) for the period	$	(73,271)	$27,793	$	(5,458)	$80,695	$	(3,422)

Accretion of trust fund relating to common stock subject to possible redemption		-	8,310		-	24,128		(3,042)
Net income (loss) attributable to other common stockholders	$	(73,271)	$19,483	$	(5,458)	$56,567	$	(6,464)

Net earnings per share -
basic		$(0.04)	$0.08	$		$0.22
diluted		$(0.04)	$0.07	$		$0.19

Weighted average shares outstanding
basic		1,870,391	359,402		1,119,070	359,402
diluted		1,870,391	425,808		1,119,070	425,808

Net earnings per share subject to possible conversion
Basic and diluted	$		$0.08	$		$0.22

Weighted average shares outstanding subject to possible conversion
Basic and diluted			107,777			107,777
Net earnings per class A share -
Basic and diluted		$(0.05)	$-		$(0.01)	$-

Weighted average class A shares outstanding
Basic and diluted		1,510,989	-		759,668	-

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to March 31, 2009

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Balance September 6, 2006 (inception)	—	$—			$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	—	—	24,917		25,000
Net loss for the period						(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	—	—	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	—	—	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	—	—	100	—	100
Proceeds from issuance of warrants	—	—	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	—	—	17,475,949	—	17,476,150
Net income for the period (audited)	—	—	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	—	—	19,000,986	270,332	19,271,582
Net loss for the period (audited)	—	—	—	—	—	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	—	—	—	—	962,500	—	962,500
Reclassification of common stock value subject to redemption to current liability	—	—	—	—	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788	264	—	—	—	(18,764)	(18,500)
Reclassification of common stock value	862,212	86	—	—	—	(86)	—
Shares decrease as a result of reverse split	(2,515,598)	(251)	—	—	251	—	—
Return and cancellation of initial stockholders common stock	(625,000)	(62)	—	—	62	—	—
Issuance of common stock to initial stockholders	—	—	3,125,000	313	(313)	—	—
Net loss for the period (unaudited)	—	—	—	—	—	(5,458)	(5,458)
Balances at June 30, 2009 (unaudited)	359,402	$37	3,125,000	313	—	$(24,308)	$(23,958)

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For 3 months ended June 30,	For 3 months ended June 30,	For 6 months ended June 30,	For 6 months ended June 30,	For the period from September 6, 2006 (inception) to June 30,
	2009	2008	2009	2008	2009
OPERATING ACTIVITIES
Net income (loss) for the period	$(73,271)	$27,793	$(5,548)	$80,695	$(3,422)
Increase (Decrease) in accrued expenses and other accounts payable	(25,550)	14,461	44,632	11,565	330,794
(Increase) Decrease in prepaid expenses	(92,305)	8,784	(66,120)	15,767	(77,231	) )
(Increase) Decrease in interest receivable in trust	-	(3,240)	-	47,142	-)
Net cash provided (used) in operating activities	(6,518)	47,798	(26,946)	155,169	250,141

INVESTING ACTIVITIES
Cash contributed to Trust Fund	28,512,608	(116,758)	28,528,942	(151,295)	-
Net cash used in investing activities	28,512,608	(116,758)	28,512,942	(151,295)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders		-		-	25,000
Proceeds from loans from related party		-		-	151,210
Payment of loans from related party		-		-	(151,210)
Deposit	(18,691)	-	(18,691)	-	(19,008)
Short term bank credit		-		-	—
Payment of Deferred offering cost		-		-	(210,161)
Proceeds from issuance of insider warrants		-		-	1,500,000
Proceeds from purchase of underwriter’s purchase option		-		-	100
Redemption of common stock	(28,491,250)		(28,491,250)		(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion		-		-	8,506,963
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity		-		-	18,438,650
Net cash provided by financing activities	$(28,509,941)	$ - $	(28,509,941)	$-	$(249,706)

Net increase (Decrease) in cash	$ (3,851)	$(68,960)	$(7,945)	$3,874	$435
Cash
Beginning of period	4,286	143,694	8,380	70,860	—
End of period	$435	$74,734	$435	$74,734	$435

Supplemental disclosure of non-cash activity:	-	-	-	-
Fair value of underwriter’s purchase option included in offering costs	-	-	-	-	738,750
Deferred legal fees against additional paid-in capital					100,000
Deferred underwriting fees against additional paid-in capital					862,500
Cash paid for income taxes	17,040		25,205		313,060
Cash paid for interest	(2,217)		8,170		5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through March 31, 2009 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

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

Management has agreed that $28.37 million or $9.91 per Unit sold in the Offering was to be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which $0.3 per Unit will be paid to the underwriter upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company sought to have all vendors, prospective acquisition targets or other entities it engaged, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, the Company may not have been successful in obtaining all such agreements.

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

At a Special Meeting held on May 15, 2009, a majority of the Company stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Company’s initial public offering in an amount of $9.91 per share from the Company’s trust account  and distribution of one share of new common stock for every eight IPO Shares redeemed.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and exchanged each share of common stock held by the initial stockholders for five shares of Class A Common Stock.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 2-STOCKHOLDER’S EQUITY

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

The Company also sold to underwriters for $100 an option to purchase up to 125,000 Units.

On May 19, 2009 in accordance with stockholder consent, the Company effectuated the exchange and redemption of its capital stock whereby holders of stock in the Company’s initial public offering received one share of new common stock for eight shares held and issued one share of Class A common stock for each share of common stock purchased prior to the Company’s offering for an aggregate of 359,402 shares of new common stock and 3,125,00 shares of Class A common stock.

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of June 30, 2009.

Trust Account-The Company's restricted cash and cash equivalents was held in the Trust Account until May 19, 2009 and was invested in a money market fund. The Company recognized interest income $1,359,678 from inception (September 6, 2006) to May 19, 2009 on such money market fund, which is included in interest income on the accompanying statements of operations.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2009.

The Company accounts for derivative instruments, if any, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments. The Company does not have any derivatives as of June 30, 2009.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements- On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial condition or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4-DEFFERED UNDERWRITING FEE

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2,262,500 (with over allotment exercized). The Company paid $1,400,000, of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $862,500 will be deferred until consummation of the Business Combination.

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

The Company was unable to consummate a business combination within the time allotted and all deferred legal fees and deferred underwriter fees were distributed to stockholders as part of the trust distribution.

As discussed in note 1, those fees has been reclassified to the Additional Paid-in capital and will not be payable upon liquidation.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 5-WARRANTS AND OPTION TO PURCHASE COMMON STOCK

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

The Company was unable to effectuate the Business Combination within the time allotted and the deferred underwriting discount was distributed to stockholders as part of the trust distribution.  Immediately prior to the Initial Public Offering the Company sold to certain of the initial Stockholders 1,500,000 warrants ("Private Warrants"), for an aggregate purchase price of $1,500,000. All of the proceeds received from the sale of the Insider Units were placed in the Trust Account. The Insider Units are identical to the units offered in the Initial Public Offering except that the warrants included therein are not redeemable while held by the insider or his permitted transferees. All of the Company’s stockholders prior to the Proposed Offering (“Initial Stockholders”) agreed to vote the shares of common stock owned by them immediately before the offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders and the holders of the shares of common stock included in the Insider Units agreed to vote in favor of a business combination proposed to the Company’s stockholders. All of such holders have waived their rights to participate in any liquidation distribution occurring upon failure of the Company to consummate a business combination.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 6-CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

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

On May 19, 2009, the number of outstanding shares was decreased from 3,500,000 to 359,402 as a result of reverse split of 8 to 1 of the IPO shares, and as result of returned cancellation of initial stockholders common stock

Class A, Common Stock

 On May 19, 2009, the number of outstanding share was 3,125,000 after issuance of common stock to initial stockholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2009 and Risk Factors contained in our Definitive Proxy Statement filed with the Commission on April 8, 2009.

Overview

Pinpoint Advance Corp. (the “Company”, “we”, or “us”) is a blank check company. We were organized under the laws of the State of Delaware on September 6, 2006. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector.  On May 18, 2009, our Second Amended and Restated Certificate of Incorporation became effective with the State of Delaware, to (i) effectuate the redemption of shares (“IPO Shares”) issued in the Company’s initial public offering (“IPO”) for cash from the trust account in the amount per share of $9.91 (the “Redemption”), and in connection with the Redemption, distribute to holders of the IPO Shares one share of new common stock (“New Common Stock”) for every eight IPO Shares redeemed; (ii) create a new class of common stock called Class A Common Stock and exchange each share of common stock (“Founder Shares”) issued by the Company prior to its IPO for five shares of Class A Common Stock; and (iii) eliminate the blank check company restrictions by amending Article THIRD and deleting Article SIXTH in its entirety to allow for the continuation of our corporate existence.

On May 19, 2009, we completed the distribution of cash from our trust account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and in connection with the Redemption, we issued an aggregate of 359,402 shares of New Common Stock.  Holders of the New Common Stock own approximately 10% of the Company’s aggregate outstanding shares of common stock.  Any units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336.

On May 19, 2009, we issued an aggregate of 3,125,000 shares of Class A Common Stock in exchange for surrender of 625,000 Founder Shares.  The Class A Common Stock has the same rights, preferences and privileges as the New Common Stock. Holders of the New Common Stock and Class A Common Stock will vote together as one class on all matters (including the election of directors) submitted to a vote of the stockholders.  Our management has operated the Company since its formation and has over 100 years of combined experience in operating public companies.  Our management has agreed not to accept compensation until consummation of a business combination.

Business

The Company’s current management continues to seek acquisition targets or other uses for the Company, subject to several important factors, including the availability of financing and the future role and level of involvement of the Company’s current board of directors and management.  We cannot assure you we will be able to acquire an operating business.  As an alternative, the Company might seek to obtain value from its status as a public shell through a sale to or combination with an operating company seeking such status as a means of “going public.”  As of the date of this quarterly report, the Company has no arrangements in place with any acquisition candidates.

In the event the Company enters into a definitive agreement to acquire an operating company, we believe the acquisition may not require stockholder approval, even if it constituted a change in control of the Company, provided the Company’s common stock is not then listed on a national exchange and the acquisition is structured so as not to require a stockholder vote under the DGCL. Accordingly, you may not be entitled to vote on any future acquisitions by the Company.

On October 27, 2008, the Company announced it executed a letter of intent to effectuate a business combination with a privately-held company with its headquarters in Israel (the “LOI”). All parties to the LOI negotiated the terms of a definitive agreement and a definitive agreement (the “Agreement”) was executed by all parties to the LOI. However, one of the parties to the Agreement claimed it never released its signature thereto and has since indicated that it no longer wished to pursue the proposed business combination.  The Company believes a binding, definitive agreement was executed by all parties and is evaluating its options with respect to seeking damages against some of the parties to the Agreement and the LOI.

Forward Looking Statements

The statements discussed in this report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our trust account to holders of our IPO Shares.  As of June 30, 2009, we had approximately $19,443 of cash available for general corporate purposes.  Our balance sheet as of that date reflected total liabilities of approximately $120,633.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

In connection with our initial public offering, we were not required to pay the underwriters, Maxim Group LLC the remaining three percent (3%) of the gross proceeds ($862,500) of the initial public offering, as a result of the Company being unable to complete a business combination within the allotted time. The 3% deferred fee was part of the funds returned to our public stockholders from the trust account upon the Redemption.

The Company does not currently have any specific capital-raising plans. We may receive funds from some or all of our officers or directors, and we may seek to issue equity securities, including preferred securities for which we may determine the rights and designations, common stock, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms. We believe the issuance of equity securities in such a financing will not be subject to stockholder approval if the Company’s common stock is not then listed on a national exchange or traded on Nasdaq. Accordingly, you may not be entitled to vote on any future financing by the Company. Moreover, stockholders have no preemptive or other rights to acquire any securities that the Company may issue in the future.

If the Company is deemed to be a “blank check company” for the purposes of the federal securities laws, regulatory restrictions that are more restrictive than those currently set forth in the Company’s Second Amended and Restated Certificate of Incorporation may apply to any future public offerings by the Company. For more information, see the section below entitled “Potential Application of Rule 419 under the Securities Act to Future Public Offerings.”

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Results of Operations

Net income (Loss) of $(5,458) and $80,695 reported for the six months ended June 30, 2009 and 2008 respectively, consists primarily of $179,496 of expenses for administrative services, $16,412 for franchise taxes and $(196,403) for federal income taxes.

We consummated our offering of 2,500,000 Units on April 25, 2007 and consummated the closing on the over-allotment option on May 2, 2007. Gross proceeds from the offering were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, we deposited $28,491,250 of the net proceeds into the trust account.

On May 19, 2009, we completed the distribution of cash from our trust account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and in connection with the Redemption, we issued an aggregate of 359,402 shares of New Common Stock.  Holders of the New Common Stock own approximately 10% of the Company’s aggregate outstanding shares of common stock.  Any units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336.

On May 19, 2009, we issued an aggregate of 3,125,000 shares of Class A Common Stock in exchange for surrender of 625,000 Founder Shares.  The Class A Common Stock has the same rights, preferences and privileges as the New Common Stock. Holders of the New Common Stock and Class A Common Stock will vote together as one class on all matters (including the election of directors) submitted to a vote of the stockholders.  Our management has operated the Company since its formation and has over 100 years of combined experience in operating public companies.  Our management has agreed not to accept compensation until consummation of a business combination.

We currently have nominal assets and operations. On May 19, 2009, we distributed $28,491,250.00 out of our trust account to holders of our IPO Shares.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the most recently completed second quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no material developments in any legal proceedings for the quarter ended June 30, 2009.

Item 1A.	Risk Factors.

The information in this Item is not required to be disclosed by a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 19, 2009, we issued an aggregate of 3,125,000 shares of Class A Common Stock in exchange for surrender of 625,000 Founder Shares.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 19, 2009	2,875,000 IPO Shares	$9.91 per share	2,875,000	0

(1) Pursuant to the requirements of the Company’s Amended and Restated Certificate of Incorporation, the Company was unable to complete a business combination within the allotted time period and redeemed 2,875,000 shares of common stock for an aggregate amount of $28,491,250, a price of $9.91 per share.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Readers are directed to review the Company’s 8-K filed with the Commission on May 18, 2009 for a description of matters submitted to stockholders at the special meeting of stockholders held on May 15, 2009 and the results of the meeting.

Item 5.	Other Information.

           None.

Item 6.	Exhibits

3.1	Second Amended and Restated Certificate of Incorporation

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINPOINT ADVANCE CORP.

Dated: August 14, 2009	/s/ Adiv Baruch
Adiv Baruch
President and Chief Executive Officer
(Principal executive officer)

Dated: August 14, 2009	/s/ Ronen Zadok
Ronen Zadok
Chief Financial Officer and Secretary
(Principal financial and accounting officer)