Form 10-Q
period 2009-09-30
Pinpoint Advance CORP
filed 2009-11-13
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☒ Yes ☐ No

As of November __, 2009, 359,402 shares of common stock, par value $.0001 per share, were issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No  ☐

ITEM 1: FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.
(A development stage corporation)

FINANCIAL STATEMENTS
as of September 30, 2009

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
Condensed BALANCE SHEETS

	September 30, 2009	December 31, 2008

ASSETS

Current assets
Cash	$435	$8,380
Deposit	317	317
Cash held in trust (Note 1)	-	28,528,943
Prepaid expense and other accounts receivable	50,563	11,111
Total Assets	$51,315	$28,548,751

LIABILITIES AND STOCKHOLDERS’ EQUITY (Note 2)
Current Liabilities
Accrued expenses and other accounts payable	25,930	76,001
Common Stock subject to conversion	-	28,491,250
Total current liabilities	25,930	28,567,251

Common Stock subject to possible redemption,	-	-

Commitments

Stockholders’ Equity
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	-
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	264
Additional paid-in capital		-
Earnings (Deficit) accumulated during the development stage	25,035	(18,764)
Total stockholders’ equity	25,385	(18,500)
Total liabilities and stockholders' equity	$51,315	$28,548,751

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For 3 months ended September 30, 2009	For 3 months ended September 30, 2008		For 9 months ended September 30, 2009	For 9 months ended September 30, 2008		For the period from September 6, 2006 (inception) to September 30, 2009

State franchise tax	$-		$8,750	$16,412		$30,565	$103,962
Formation and operating costs	-		-	-		-	1,000
Other general and administrative expenses	(71,511)		431,915	107,847		602,674	1,171,182
Bank charges	-		370	138		1,039	2,808
Income (loss) from operation	71,511		(441,035)	(124,397)		(634,278)	(1,278,952)
Interest income (expense)	-		133,555	5,953		449,064	1,359,678
Income (loss) before provision for income tax	71,511		(307,480)	(130,350)		(185,214)	80,726
Provision for income tax (tax benefit)	22,168		41,571	(174,235)		-	34,805
Net income (loss) for the period	$49,343	$	(265,909)	$43,885	$	(185,214)	$45,921

Accretion of trust fund relating to common stock subject to possible redemption	-		(79,507)	-		(55,379)	(3,042)
Net income (loss) attributable to other common stockholders	$49,343	$	(186,402)	$43,885	$	(129,835)	$42,879

Net earnings (loss) per share -
Basic and Diluted	$0.01		$(0.52)	$0.02		$(0.36)

Weighted average shares outstanding
Basic and diluted	4,484,402		359,402	1,921,902		359,402

Net loss per share subject to possible conversion
Basic and diluted	$-		$(0.74)	$-		$(0.51)

Weighted average shares outstanding subject to possible conversion
Basic and diluted	-		107,777	-		107,777

Net earnings per class A share -
Basic and diluted	$0.02		$-	$0.03		$-

Weighted average class A shares outstanding
Basic and diluted	3,125,000		-	1,562,500		-

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from September 6, 2006 (inception) to September 30, 2009

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the	Total
	Shares	Amount	Shares	Amount	capital	development stage	Stockholders’ equity
Balance September 6, 2006 (inception)	—	$—			$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	—	—	24,917		25,000
Net loss for the period						(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	—	—	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	—	—	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	—	—	100	—	100
Proceeds from issuance of warrants	—	—	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	—	—	17,475,949	—	17,476,150
Net income for the period (audited)	—	—	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	—	—	19,000,986	270,332	19,271,582
Net loss for the period (audited)	—	—	—	—	—	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	—	—	—	—	962,500	—	962,500
Reclassification of common stock value subject to redemption to current liability	—	—	—	—	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788	264	—	—	—	(18,764)	(18,500)
Reclassification of common stock value	862,212	86	—	—	—	(86)	—
Shares decrease as a result of reverse split	(2,515,598)	(251)	—	—	251	—	—
Return and cancellation of initial stockholders common stock	(625,000)	(62)	—	—	62	—	—
Issuance of common stock to initial stockholders	—	—	3,125,000	313	(313)	—	—
Net income for the period (unaudited)	—	—	—	—	—	43,885	43,885
Balances at September 30, 2009 (unaudited)	359,402	$37	3,125,000	313	—	$25,035	$25,385

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For 3 months ended September 30, 2009	For 3 months ended September 30, 2008	For 9 months ended September 30, 2009	For 9 months ended September 30, 2008	For the period from September 6, 2006 (inception) to September 30, 2009

OPERATING ACTIVITIES
Net income (loss) for the period	$49,343	$(265,909)	$43,885	$(185,214)	$45,921
Increase (Decrease) in accrued expenses and other accounts payable	(94,703)	9,562	(50,071)	21,127	236,091
(Increase) Decrease in prepaid expenses	26,669	4,282	(39,452)	20,050	(50,562)
Decrease in interest receivable in trust	-	44,706	-	91,847	-
Net cash provided (used) in operating activities	(18,691)	(207,359)	(45,638)	(52,190)	231,450

INVESTING ACTIVITIES
Cash contributed to Trust Fund	-	199,125	28,528,943	47,830	-
Net cash used in investing activities	-	199,125	28,528,943	47,830	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-		-	25,000
Proceeds from loans from related party					151,210
Payment of loans from related party	-	-		-	(151,210)
Deposit	18,691				(317)
Short term bank credit	-	-		-	—
Payment of Deferred offering cost					(210,161)
Proceeds from issuance of insider warrants	-	-		-	1,500,000
Proceeds from purchase of underwriter’s purchase option	-	-		-	100
Redemption of common stock			(28,491,250)		(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion					8,506,963
Net proceeds from sale of units through public offering allocable to:	-	-		-
Stockholders’ equity	-	-		-	18,438,650
Net cash provided by financing activities	$18,691	$-	(28,491,250)	$-	(231,015)

Net increase (Decrease) in cash	$-	$8,234	$(7,945)	$(4,360)	$435
Beginning of period	435	74,734	8,380	70,860	-
End of period	$435	$66,500	$435	$66,500	$435
		-
Supplemental disclosure of non-cash activity:			-
Fair value of underwriter’s purchase option included in offering costs			-
Deferred legal fees against additional paid-in capital					100,000
[Deferred underwriting fees against additional paid-in capital]					862,500
Cash paid for income taxes	-	209,866	25,205		313,060
Cash paid for interest	-		5,953		5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through September 30, 2009 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with ASC 915 "Development Stage Entities" (“SFAS 7).

The registration statement for the Company’s initial public offering was declared effective on April 19, 2007 (“Offering”). On April 25, 2007, the Company completed a private placement ("Private placement") and received net proceed of $1.5 million. The Company consummated the Offering on April 25, 2007 for net proceeds of approximately $27 million (including the over allotment).The Company’s management intended to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination. The criteria for an initial Target Business was that it had to have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing a portion of the underwriters’ deferred discount) at the time of such acquisition.

Management had agreed that $28.37 million or $9.91 per Unit sold in the Offering was to be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which $0.3 per Unit will be paid to the underwriter upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company sought to have all vendors, prospective acquisition targets or other entities it engaged, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, the Company may not have been successful in obtaining all such agreements.

On October 27, 2008, the Company announced it had executed a letter of intent to effectuate a business combination with a privately-held company with its headquarters in Israel (the "LOI"). All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement (the "Agreement") was executed by all parties to the LOI. However, one of the parties to the Agreement claimed it never released its signature thereto and has since indicated that it no longer wished to pursue the proposed business combination.

The Company believes a binding, definitive agreement was executed by all parties and is currently reviewing all available legal options. However, because one of the parties had indicated its position that no binding agreement existed and that it did not wish to continue with negotiations, the Company determined to liquidate the trust account established by the Company for the benefit of its public stockholders, and return funds to the holders of shares of the Company’s common stock issued in the Offering, in accordance with its Offering prospectus and the terms of its amended and restated certificate of incorporation.

At a Special Meeting held on May 15, 2009, a majority of the Company’s stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Company’s Offering in the amount of $9.91 per share from the Company’s trust account and distributed one share of new common stock for every eight IPO Shares redeemed.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and exchanged each share of common stock held by the initial stockholders for five shares of Class A Common Stock.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 2-STOCKHOLDER’S EQUITY

In the Offering which closed on April 25, 2007, the Company sold to the public 2,875,000 Units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Each unit consisted of one share and one warrant. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the Offering and the private placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.

The Company also sold to the underwriters for $100 an option to purchase up to 125,000 Units.

On May 19, 2009 in accordance with stockholder consent, the Company effectuated the exchange and redemption of its capital stock whereby holders of stock in the Company’s Offering received one share of new common stock for eight shares held and the Company issued one share of Class A common stock for each share of common stock purchased prior to the Company’s offering for an aggregate of 359,402 shares of new common stock and 3,125,000 shares of Class A common stock.

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of September 30, 2009.

Trust Account-The Company's restricted cash and cash equivalents was held in the Trust Account until May 19, 2009 and was invested in a money market fund. The Company recognized interest income of $1,359,678 from inception (September 6, 2006) to May 19, 2009 on such money market fund, which is included in interest income on the accompanying statements of operations.

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

Net Income per Share-Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic earnings per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 862,212 common shares subject to possible conversion. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 1,500,000 outstanding warrants, issued in connection with the private placement described in Note 1 and the warrants issued in connection with the Offering has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 125,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107), approximate their carrying amounts presented in the balance sheet at September 30, 2009.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements-

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. ASC 820 "Fair Value Measurements and Disclosers" (FSP FAS 157-4) clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. ASC 320 "Investment – Dept and Equity Securities" (FSP FAS 115-2 and FAS 124-2) establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. ASC 825 "Financial Instrument" (FSP FAS 107-1 and APB 28-1) expands the fair value disclosures required for all financial instruments within the scope of ASC 825 "Financial Instrument" (SFAS No. 107), to interim periods. All of these FSP's are effective for the Company beginning April 1, 2009. The adoption of ASC 820 (FSP FAS 157-4) and ASC 320 (FSP FAS 115-2 and FAS 124-2) did not have an impact on the Company's financial statement.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“SFAS 165”). ASC 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 “Subsequent Events” requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the provisions of ASC 855 “Subsequent Events” for the quarter ended September 30, 2009 and has evaluated subsequent events through the date the financial statements were available to be issued.

In June 2009, the FASB issued Statement ASC 105, the FASB accounting standards codification and the hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes hundreds of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 is effective for financial statements issued for reporting periods that end after September 15, 2009. References to authoritative accounting literature are references in accordance with ASC 105 "Generally Accepted Accounting Principles".

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4-DEFFERED UNDERWRITING FEE

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2,262,500 (with over allotment exercized). The Company paid $1,400,000, of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters had agreed that payment of the balance of the underwriting discount of $862,500 will be deferred until consummation of the Business Combination.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 5-WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company had agreed to pay the underwriter in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option) of the Offering. However, the underwriter agreed that 3% of the underwriting discounts will not be payable unless and until the Company completes a business combination, and waived its right to receive such payment when the Company was unable to complete a business combination. The Company has sold to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit.  The units issuable upon exercise of this option are identical to those offered in the Offering. This option commences on the later of the consummation of a business combination or 180-days from the date of the prospectus with respect to the Offering and expires five years from the date of the prospectus.  The Company estimates that the fair value of the Underwriter’s Option is approximately $738,750 ($5.91per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter's Option has been estimated using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) contractual life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of Israeli technology companies with market capitalizations between $50 million - $100 million that trade on US Stock Exchanges.  In calculating volatility for the representative companies, the Company used daily historical volatilities for the period of time equal to the term of the option (5 years). The Company has accounted for these purchase options as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

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

On May 19, 2009, the number of outstanding shares was decreased from 3,500,000 to 359,402 as a result of the reverse split of 8 to 1 of the Offering shares, and as a result of cancellation of initial stockholders common stock.

Class A, Common Stock

 On May 19, 2009, the number of outstanding shares of Class A Common Stock was 3,125,000 after issuance of common stock to initial stockholders.

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

Overview

Pinpoint Advance Corp. (the “Company”, “we”, or “us”) is a blank check company. We were organized under the laws of the State of Delaware on September 6, 2006. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector.  On May 18, 2009, our Second Amended and Restated Certificate of Incorporation became effective with the State of Delaware, to (i) effectuate the redemption of shares (“IPO Shares”) issued in the Company’s initial public offering (“IPO”) for cash from the trust account in the amount per share of $9.91 (the “Redemption”), and in connection with the Redemption, distribute to holders of the IPO Shares one share of new common stock (“New Common Stock”) for every eight IPO Shares redeemed; (ii) create a new class of common stock called Class A Common Stock and exchange each share of common stock issued by the Company prior to its IPO (“Founder Shares”) for five shares of Class A Common Stock; and (iii) eliminate the blank check company restrictions by amending Article THIRD and deleting Article SIXTH in its entirety to allow for the continuation of our corporate existence.

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

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our trust account to holders of our IPO Shares.  As of September 30, 2009, we had approximately $752 of cash available for general corporate purposes.  Our balance sheet as of that date reflected total liabilities of approximately $25,930.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

In connection with our IPO, we were not required to pay the underwriters, Maxim Group LLC the remaining three percent (3%) of the gross proceeds ($862,500) of the initial public offering, as a result of the Company being unable to complete a business combination within the allotted time. The 3% deferred fee was part of the funds returned to our public stockholders from the trust account upon the Redemption.

The Company recognized income from operations for the three months ended September 30, 2009 resulting from the write-off of the “flat fee” in the amount of $81,056 to the Company’s attorneys.

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

If the Company is deemed to be a “blank check company” for the purposes of the federal securities laws, regulatory restrictions that are more restrictive than those currently set forth in the Company’s Second Amended and Restated Certificate of Incorporation may apply to any future public offerings by the Company pursuant to Rule 419 of the Securities Act of 1933, as amended.

Other than contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Results of Operations

Net income (loss) of $43,885 and ($185,214) reported for the nine months ended September 30, 2009 and 2008 respectively, consists primarily of $107,847 of expenses for administrative services, $16,412 for franchise taxes and ($174,235) for federal income taxes.

We consummated our IPO of 2,500,000 Units on April 25, 2007 and consummated the closing on the over-allotment option on May 2, 2007. Gross proceeds from the IPO were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 was paid for costs and expenses related to the IPO. After deducting the underwriting discounts and commissions and the offering expenses, we deposited $28,491,250 of the net proceeds into the trust account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PINPOINT ADVANCE CORP.

Dated: November 12, 2009	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: November 12, 2009	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)