Form 10-K
period 2009-12-31
Pinpoint Advance CORP
filed 2010-03-31
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2009
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
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2009, as reported on the OTC Bulletin Board, was approximately $0.
As of March 22, 2010, there were 3,484,402 shares of common stock, par value $.0001 per share, of the registrant outstanding.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes  ☐     No ☐

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	being a development stage company with no operating history;

•	dependence on key personnel, some of whom may join us following an initial transaction, if any;

•	personnel allocating their time to other businesses and potentially having conflicts of interest with our business;

•	potentially being unable to obtain financing to complete an initial transaction, if any;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	delisting of our securities from the OTC Bulletin Board or our inability to have our securities quoted on the OTC Bulletin Board or any exchange following a business combination;

•	financial performance following an initial transaction, if any; or

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I

Item 1.	Business

Overview

Pinpoint Advance Corp. (the “Company”, “we”, “our”, or “us”) was incorporated in Delaware on September 6, 2006 as a blank check company for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination (“Business Combination”) with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector.  All activity from inception (September 6, 2006) through May 19, 2009 was related to the Company’s formation and capital raising activities and seeking a suitable Business Combination.  Following the approval of our stockholders to continue our existence at a meeting of stockholders held on May 15, 2009, our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.  We also will continue to pursue certain claims of the Company against a third party, as described below.

The Company’s current management continues to seek acquisition targets or other uses for the Company, subject to several important factors, including the availability of financing and the future role and level of involvement of the Company’s current board of directors and management.  We cannot assure you we will be able to acquire an operating business.  As an alternative, the Company might seek to obtain value from its status as a public company through a sale to or combination with a private operating company seeking such status as a means of “going public.”  As of the date of this annual report, the Company has no arrangements in place with any acquisition candidates.

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

Business

The Company’s principal activities from inception through May 19, 2009 were related to the Company’s formation, capital raising activities and seeking and attempting to close a Business Combination of the Company.  The registration statement for the Company’s initial public offering was declared effective on April 19, 2007 (“Offering”).  On April 25, 2007, the Company completed a private placement (“Private Placement”) and received net proceed of $1.5 million. The Company consummated the Offering on April 25, 2007 for net proceeds of approximately $27 million (including the over allotment).

In the Offering, the Company sold to the public 2,875,000 Units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Each Unit consisted of one share of common stock and one warrant. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the Offering and the private placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.  The Company also sold to the underwriters for $100 an option to purchase up to 125,000 Units.

The Company’s management intended to apply substantially all of the net proceeds of the Offering toward consummating a Business Combination.

Management had agreed that $28.37 million, or $9.91 per Unit sold in the Offering, was to be held in a trust account (“Trust Account”) and invested in permitted United States government securities, of which $0.30 per unit of the compensation to underwriters was deferred until consummation of the Business Combination.  The deferred compensation to underwriters was forfeited due to the Company’s inability to consummate a Business Combination within the time allotted in its amended and restated certificate of incorporation.  All deferred legal fees and deferred underwriter fees were distributed to stockholders as part of the trust distribution.

On October 27, 2008, the Company announced it had executed a letter of intent to effectuate a Business Combination with a privately-held company with its headquarters in Israel (the “LOI”). All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement (the “Agreement”) was executed by all parties to the LOI. However, one of the parties (the “Objecting Party”) to the Agreement claimed it never released its signature thereto and has since indicated that it no longer wished to pursue the proposed business combination.

The Company believes a binding, definitive agreement was executed by all parties.  However, because one of the parties had indicated its position that no binding agreement existed and that it did not wish to continue with negotiations, the Company determined to liquidate the Trust Account established by the Company for the benefit of its public stockholders, and return funds to the holders of shares of the Company’s common stock issued in the Offering, in accordance with its Offering prospectus and the terms of its amended and restated certificate of incorporation.

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of its Offering, or 24 months from the consummation of the Offering if certain extension criteria had been satisfied.  In October 2008 the Company announced its termination of a letter of intent for potential business combinations plans as well as its plan to distribute the amount held in the Trust Fund to its stockholders and to adopt a plan for continued corporate existence.

At a Special Meeting held on May 15, 2009, a majority of the Company’s stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence.

In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption (“Redemption”) of the shares of common stock issued in the Offering in the amount of $9.91 per share from the Trust Account, and distributed one share of new common stock (“New Common Stock”) for every eight shares of Company common stock redeemed, for an aggregate of 359,402 shares of New Common Stock.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock (“Class A Stock”) and the Company’s founders exchanged each share of common stock held by them for five shares of Class A Stock, for an aggregate of 3,125,000 shares of Class A Stock.

On December 8, 2009, the Company and others, filed a lawsuit against the Objecting Party, Elbit Systems Holdings Ltd. ("Elbit") and others, in the Petah Tikva District Court of Israel (“Court”), for damages in the amount of NIS 37.7 million (USD $10 million)  (the "Lawsuit"). The Lawsuit is based on the following factual background:

a.
That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, Ltd., i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the "Kinetics Shares"), for a price of $26 million.  Following said purchase, a merger between the Company and Kinetics was to be effectuated;

b.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize a Business Combination by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

d.	That after lengthy negotiations, a definitive agreement was finalized and signed in early October 2008;

e.
That Elbit's signature on the definitive agreement was withheld based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009;

The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants' lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness. The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit's retention of the Kinetics Shares belongs to the Company.

The Lawsuit is in preliminary stages and the Company cannot determine on the likelihood of success at the present time.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In our efforts to analyze potential target companies or businesses, we will consider, among others, the following factors:

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

In the event the Company enters into a definitive agreement to acquire an operating company, the acquisition may not require stockholder approval, even if it constituted a change in control of the Company, provided the Company’s common stock is not then listed on a national exchange and the acquisition is structured so as not to require a stockholder vote under the Delaware code. Accordingly, shareholders may not be entitled to vote on any future acquisitions by the Company.

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

Item 1A. Risk Factors

Statements in this annual report on Form 10-K that are not strictly historical in nature and are forward-looking statements. These statements may include, but are not limited to, statements about the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property, if any and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Associated With Our Business

Our business is difficult to evaluate because we have no operating history.

As we have no operating history or revenue and only minimal assets following the liquidation of our Trust Account, there is a risk that we will be unable to continue as a going concern and consummate a business combination transaction.  We have had no recent operating history nor any revenues or earnings from operations since inception.  Following the distribution of the Trust Account, we have had no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination transaction.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination transaction and, therefore, our net operating losses may increase significantly.

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

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check company or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10 with the SEC, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act. Assuming no comments to the Form 10 have been received from the SEC, the registration statement is automatically deemed effective 60 days after filing the Form 10 with the SEC. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of private businesses that seek to consummate a business combination with a public company.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in the distribution of the Trust Account. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. We did not comply with those procedures in the liquidation and distribution of the Trust Account.  Because we did not comply with Section 280, we obtained stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Because we are a blank check company, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. However, because we did not comply with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in the Trust Account liquidation and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 as amended (the “Securities Act”) with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our Units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereafter at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The foregoing does not apply to the 1,500,000 insider warrants purchased by certain of our officers and directors prior to our IPO, as such warrants are not subject to redemption while held by the initial holder or any permitted transferee of such initial holder.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants.

Holders of our warrants will be able to exercise the warrant only if (i) a current registration statement under the Securities Act relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities law of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of our IPO to the extent required by federal securities law, and we intend to comply with such undertaking, we cannot assure you that we will be able to do so. In addition, we have agreed to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

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

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, 5,000,000 shares of Class A Stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share.  As of December 31, 2009, there were 14,640,598 authorized but unissued shares of our common stock available for issuance, 1,875,000 shares of Class A Stock and all of the 1,000,000 shares of preferred stock available for issuance.  The issuance of additional shares of our common stock, Class A Stock or any number of shares of our preferred stock:

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

Following the distribution of the Trust Account, we are in need of additional financing to fund our operating expenses.  If we do not have sufficient funds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the existing stockholders or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us prior to, in connection with or after a business combination.

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

An acquisition of an operating company may not require the approval of our shareholders, so you may not be entitled to vote on such a business combination.

In the event the Company enters into a definitive agreement to acquire an operating company, the acquisition may not require stockholder approval, even if it constitutes a change in control of the Company, provided the Company’s common stock is not then listed on a national exchange and the acquisition is structured so as not to require a stockholder vote under the Delaware code. Accordingly, shareholders may not be entitled to vote on any future acquisition by, or of, the Company.

Other than their relationship with us, none of our officers or directors has ever been associated with a blank check company which could adversely affect our ability to consummate a business combination.

Other than their relationship with us, none of our officers or directors has ever been associated with a blank check company. Accordingly, you may not have sufficient information with which to evaluate the ability of our management team to identify and complete a business combination. Our management’s limited experience in operating a blank check company could adversely affect our ability to consummate a business combination and force us to dissolve and liquidate.

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

After the distribution of the Trust Account, our net tangible assets are less than $5,000,000 and, if our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Our officers and directors currently own shares of our Class A Stock and thus may influence certain actions requiring a stockholder vote.

Our officers and directors collectively hold approximately 80% of our voting power by virtue of their ownership of Class A Stock.  This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow our officers or directors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our initial business combination. The interests of our officers or directors and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling our company, may be more difficult to accomplish.

If our existing stockholders (including those officers and directors who have purchased warrants in the private placement) exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

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

There has been a very limited public trading market for our securities, and the market for our securities may continue to be limited and may be sporadic and highly volatile.

Prior to May 19, 2009, there was a limited public market for our common stock, which was quoted on the Over the Counter Bulletin Board (“OTCBB”).  Following the liquidation of our Trust Account, there has not been any public trading in the common stock and sporadic trading in our warrants.  We cannot assure you that an active market for our shares will be established or maintained in the future.  If we are unable to establish a public market for our common stock, holders will have no or limited liquidity.  Holders of our common stock may have to bear a complete loss of the value of their investment in us.

If we are able to establish a public market, the market price of our common stock may be volatile, which could cause the value of our common stock to decline.  Securities markets experience significant price and volume fluctuations.  This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially.  Many factors beyond our control may significantly affect the market price of our shares. These factors include:

•	price and volume fluctuations in the stock markets;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or law;

•	operating performance of companies comparable to us; and

•	general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for the shares or might otherwise receive than if an active public market existed.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Until October 25, 2008, the 18 month anniversary of the completion of our IPO, we leased office space at which we maintain our executive offices at 4 Maskit Street, Herzeliya, Israel. The costs for this space was included in the $7,500 per-month fee New Pole Ltd., an affiliate of Ronen Zadok, our Chief Financial Officer, charged us for general and administrative services.  After October 25, 2008 and until December 31, 2009, New Pole Ltd. continued to permit our use of such space, and to provide us with general and administrative services, upon the same terms and conditions.  Currently, New Pole Ltd. permits our continued use of this space and provides general and administrative services free of charge.  We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

On December 8, 2009, the Company, filed the Lawsuit. The Lawsuit is based on the following factual background:

•
Following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the “Kinetics Shares”), for a price of $26 million.  Following said purchase, a merger between the Company and Kinetics was to be effectuated;

•	That the Company, as a blank check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize a Business Combination by October 18, 2008;

•	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

•	That after lengthy negotiations, a definitive agreement was finalized, and signed in early October 2008;

•
That Elbit's signature on the definitive agreement was withheld, based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009;

The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants' lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness. The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit's retention of the Kinetics Shares belongs to the Company.

The Lawsuit is in preliminary stages and the Company cannot determine on the likelihood of success at the present time.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our warrants are traded on the OTC Bulletin Board (“OTC BB”) under the symbols PPACW.  On May 19, 2009, all Units were split into their respective warrant and common stock.  On May 19, 2009, holders of the Company’s common stock had their stock exchanged eight for one for shares of New Common Stock.  On May 19, 2009, holders of our founder stock were issued Class A Stock in exchange for such founder stock.  As of May 19, 2009, there was no public market for our New Common Stock and Class A Stock.  Our warrants commenced public trading on June 1, 2007.  Following the distribution of the Trust Account on May 19, 2009, there has been no market for our warrants due to the sporadic and limited trading in such warrants.

OTC Bulletin Board
	Pinpoint Advance Corp. Common Stock		Pinpoint Advance Corp. Warrants		Pinpoint Advance Corp. Units
	High	Low	High	Low	High	Low
Quarter ended September 30, 2009	$9.85	$9.68	$—	$—	$—	$—
Quarter ended June 30, 2009	$9.99	$9.80	$—	$—	$—	$—
Quarter ended December 31, 2008	$9.76	$9.28	$0.16	$0.0005	$10.105	$9.49
Quarter ended September 30, 2008	$9.65	$9.28	$0.36	$0.27	$9.92	$9.73
Quarter ended June 30, 2008	$9.60	$9.15	$0.50	$0.35	$9.85	$9.70
Quarter ended March 31, 2008	$9.25	$9.15	$0.80	$0.50	$10.00	$9.70

Holders

On March 23, 2010, there were 6 holders of record of our common stock, including the Class A Stock and five holders of record of our warrants.

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

Recent Sales of Unregistered Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Overview

We were formed as a blank check company on September 6, 2006 for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector.  From inception to October 2008, our principal business activities related to our formation, capital raising and seeking a Business Combination target.

The Company’s principal activities from inception through May 19, 2009 were related to the Company’s formation, capital raising activities and the Business Combination.

In the Offering, the Company sold to the public 2,875,000 Units at a price of $10.00 per Unit. Each Unit consisted of one share and one warrant. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the Offering and the Private Placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.  The Company also sold to the underwriters for $100 an option to purchase up to 125,000 Units.

The Company had agreed that $28.37 million or $9.91 per Unit sold in the Offering, was to be held in the Trust Account, of which $0.30 per Unit of the compensation to underwriters was deferred until consummation of the Business Combination.  The deferred compensation to underwriters was forfeited due to the Company’s inability to consummate a Business Combination within the time allotted in its Amended and Restated Certificate of Incorporation.

On October 27, 2008, the Company announced it had executed an LOI to effectuate a Business Combination with Elbit.  All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement was executed by all parties to the LOI. However, Elbit claimed it never released its signature thereto and indicated it no longer wished to pursue the proposed Business Combination.

The Company believes a binding, definitive agreement was executed by all parties.  However, Elbit indicated its position that no binding agreement existed and that it did not wish to continue with negotiations, the Company was unable to consummate the Business Combination.

On December 8, 2009, the Company and others, filed the Lawsuit.

The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants' lack of good faith in negotiations and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness. The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit's retention of the Kinetics Shares belongs to the Company.

The Lawsuit is in preliminary stages, and the Company cannot determine on the likelihood of success at the present time.

On May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Offering in the amount of $9.91 per share from the Trust Account and distributed one share of New Common Stock for every eight common shares then held for an aggregate of 359,402 shares of New Common Stock.  The stockholders also approved the creation of a new class of common stock called Class A Stock. The founders of the Company exchanged each share of common stock held by them for five shares of Class A Stock, for an aggregate of 3,125,000 shares of Class A Stock.

Results of Operations

Net income (Loss) of $(45,682) and $(387,073) reported for the years ended December 31, 2009 and 2008 respectively, consists for each year primarily of $221,804 and $805,334 of expenses for administrative services which consisted of $7,500 for leased office space through December 2008; $22,290 and $43,775 for franchise taxes; and $204,596 and $4,397 for federal income taxes, respectively.  Changes to the franchise taxes for the 2009 tax year include a tax credit which was not reflected in the 2008 tax year.  Interest income from the Trust Account was $5,953 and $467,816 for the years ended December 31, 2009 and 2008 respectively.  The change in interest income resulted from the Company’s distribution of cash held in the Trust Account.

Gross proceeds from the IPO were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 was paid for costs and expenses related to the IPO. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the IPO were approximately $28,451,000, of which $28,366,000 was deposited into the Trust Account.  The remaining proceeds were used for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses prior to the redemption of the common stock.

Commencing on April 19, 2007 and terminating at the eighteen month anniversary of our IPO in October 2008 and extended through December 2008, we began incurring a fee from New Pole Ltd., an affiliate of Ronen Zadok, our chief financial officer, of $7,500 per month for providing us with office space and certain general and administrative services.  Currently, New Pole Ltd. permits our continued use of the office space free of charge.  In addition, Mr. Zadok advanced $151,210 to us for payment on our behalf of IPO expenses. This amount was repaid following the IPO from the net proceeds of the IPO.

On May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Offering in the amount of $9.91 per share from the Trust Account.

Liquidity and Capital Resources

At December 31, 2009, the Company had $8,071 in cash, current liabilities of $148,995 and working capital deficit of $64,182. Further, the Company has incurred, and expects to continue to incur, costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.  The Company did not hold any cash equivalents as of December 31, 2009.

The Company's restricted cash and cash equivalents was held in the Trust Account until May 19, 2009 and was invested in a money market fund. The Company recognized interest income of $1,359,678 from inception (September 6, 2006) to May 19, 2009.  The Company distributed all cash from its Trust Account as part of the Redemption.

The cash and cash equivalent held in the Trust Account prior to May 19, 2009 was generated by the proceeds from the Offering of approximately $28,750,000, the proceeds of the sale of founder securities of $1,500,000, and $1,365,361 of interest earned on the funds since the Offering.

The warrants issued in the Offering are currently outstanding in accordance with their terms and will become exercisable upon the consummation of any business combination.

In connection with the IPO, our underwriter agreed to defer payment of the remaining three percent (3%) of the gross proceeds ($862,500) until completion of a Business Combination. Due to the inability of the Company to consummate a Business Combination, the 3% deferred fee was forfeited by the underwriter and was returned to our public stockholders from the Trust Account upon the distribution of the Trust Account.

Following the distribution of the Trust Account, we are in need of additional financing to fund our operating expenses.  If we do not have sufficient funds available to fund our expenses, we may be forced to obtain additional financing, either from our management or from third parties. We may not be able to obtain additional financing and our existing stockholders and management are not obligated to provide any additional financing.  If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating a business combination.

We may need additional financing to complete a business combination.  We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single authoritative source for US GAAP and changed the way in which the accounting literature is organized. As applicable to the Company, the Codification became effective commencing in the third quarter of 2009. The Codification does not change US GAAP and does not have an effect on our financial position or results of operations.

In May 2009, the FASB established a general standard of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As applicable to the Company, this standard became effective as of June 15, 2009. In accordance with this standard, the Company has evaluated subsequent events up to the filing date of these financial statements.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. There was no impact on the financial results.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.  We entered into a Service Agreement with New Pole Ltd., requiring us to pay $7,500 per month.  The agreement terminated on the eighteen month anniversary of our IPO in October 2008.  However, New Pole Ltd. continued to permit our use of our office space and provided general and administrative services upon the same terms and conditions until December 2008.  Currently, New Pole Ltd. permits our continued use of this space free of charge.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

Our Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our Certifying Officers, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this annual report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2009.

There is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters and general controls over information technology security and user access. This constitutes a material weakness in internal controls over financial reporting. Furthermore, the Company’s Chief Financial Officer is the only person with an appropriate level of accounting knowledge, experience and training in the selection, application and implementation of generally accepted accounting principles as it relates to complex transactions and financial reporting requirements. Management will continue to evaluate the segregation of duties issues considering the cost involved to remediate them.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are listed below. None of such persons are, or have been, involved with any other blank check companies.

Name	Age	Position
Adiv Baruch	48	President, Chief Executive Officer and Director
Ronen Zadok	50	Chief Financial Officer, Secretary and Director
Yoav Schwalb	50	Director
Yaron Schwalb	46	Chief Technology Officer and Director

Mr. Adiv Baruch has been our President, Chief Executive Officer and a Director since inception. Since February 2004, he has been a director, and from January 1, 2004 until November 2006, he served as the President and CEO, of B.O.S., a company publicly traded on both NASDAQ and the Tel Aviv Stock Exchange (BOSC). Through its wholly owned subsidiaries, B.O.S. delivers connectivity from IBM iSeries computers to personal computers and mobile devices and provides solutions in RFID, semiconductors, electronic components, CCD, imaging, networking, telecom and automation. From 1999 to 2003, he served as Executive Vice President, Business Development of Ness Technologies (NASDAQ: NSTC), an international provider of comprehensive end-to-end IT services and solutions. Ness offers a unique global delivery model of innovative, high-quality, value-added services that enable organizations to attain sustainable competitive advantage. He has served as founder and an executive or director for several information technology companies and Internet start-ups. Mr. Baruch is actively involved as the chairman of The Israel Export and International Cooperation Institute, Hi-Tech and Telecom Division, and a board member of the IEIC. Mr. Baruch serves as a director in several public and private companies, including., Rabintex Industries Ltd, an international leading manufacturer of personal protection equipment and armored systems and Tapuz, the Israeli community and mobile portal, all of which are public traded companies listed on the Tel Aviv Stock Exchange. He is also a director of Win Gaming Media, Inc., which is quoted on the OTC Bulletin Board under the symbol WGMI. Win Gaming Media, Inc. is a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Mr. Baruch has a B.Sc. in Information Systems and Industrial Engineering from the Technion - Israel Institute of Technology.  He is also Chairman of Mate Video Analytics.  Since 2004 he has been a partner in Signum Ltd.

Mr. Ronen Zadok has been our Chief Financial Officer, Secretary and Director since inception. Since October 1999 to 2005 he has been a managing partner in Signum Ltd., a privately held company focusing on turnaround management services for corporations. Currently, he is a Director in Applisonix, a listed company on the Tel Aviv Stock Exchange (TASE: APLS). He is also a managing partner of New Pole Ltd., a newly formed, privately held investment company and, since 2005, a director of SiMetra Farm Ltd., an Israeli biotech company. From October 2002 to May 2004, he was a director of Ness Technologies (NASDAQ: NSTC). From 1995 to October 1999, Mr. Zadok was CEO and a Director of Clal-Ipex, a joint venture company with Clal (Israel's largest conglomerate at that time), specializing in IT professional and outsourcing services. From July 1992 to 1995, Mr. Zadok was the CFO and Co-Founder of Ipex Israel Ltd., a software and IT services company which was acquired by Ness Technologies. From 1990 to 1992, Mr. Zadok was Director of Marketing - financial services for Ipex ITG Australia, an IT products, services and outsourcing company. Mr. Zadok holds a B.A. in Economics and Business Administration, a B.A. in accounting and an MBA in finance and accounting, all from Tel Aviv University.

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

Number and Terms of Office of Directors.

Our board of directors consists of four members: Messrs. Yaron Schwalb, Yoav Schwalb, Adiv Baruch and Ronen Zadok.  Member of our board of directors will serve for a term of one year or until the next annual meeting of our stockholders at which their successors will be duly elected and qualified.

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

Board Committees.

Our board of directors in its entirety will act as the audit committee and compensation committee.  We may establish an audit committee and a compensation committee upon consummation of a business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial expertise to meet, analyze and discuss solely financial matters concerning potential target businesses. We do not feel a compensation committee is necessary prior to a business combination as there is no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this annual report.

The Company has not implemented any changes to the procedures by which stockholders may recommend nominees for the Company’s board of directors.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, has pre-approved all audit services provided by the independent auditors, and the compensation, fees and terms for such services. No permitted non-audit services were provided or approved by the Board of Directors.

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

Item 11. Executive Compensation.

The Company’s officers and directors do not currently receive any compensation for services rendered to the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officers and directors.

Compensation Committee Interlocks and Insider Participation

We do not feel a compensation committee is necessary prior to a business combination as there is no salary, fees or other compensation currently being paid to our officers or directors other than as disclosed in this annual report.  The entire board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on the review and discussions of this item, the board of directors believes the Compensation Discussion and Analysis be included in this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the New Common Stock and Class A Stock as of March 22, 2010, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of such securities by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial Ownership of Securities

Name and Address of Beneficial Owner (1)	No. of Shares (2)	Percentage of Common Stock (3)
Ronen Zadok	703,125	4.02%

Adiv Baruch	703,125	4.02%

Yaron Schwalb	703,125	4.02%

Yoav Schwalb	703,125	4.20%

All directors and executive officers as a group (4 individuals)	2,812,500	80.72%

(1)	Unless otherwise indicated, the business address of each of the individuals is 4 Maskit Street, Herzeliya, Israel 46700.

(2)	Unless otherwise indicated, all ownership is direct beneficial ownership of Class A Stock.

(3)
The percentage ownership is calculated based on 3,484,402 shares of New Common Stock and Class A Stock that have voting rights and; does not include the shares of common stock underlying the insider warrants sold in the private placement.  Assumes that that none of the (a) 2,875,000 Warrants to purchase shares of our common stock included in the Company’s IPO units were exercised and (b) none of the 1,500,000 warrants to purchase shares of our common stock sold to our directors as described were exercised.

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

Immediately after our Offering, our existing stockholders, which include all of our officers and directors, collectively, beneficially owned 20.0% of the then issued and outstanding shares of our common stock. On May 19, 2009, our executive officers and directors and their affiliates who purchased or received shares of our common stock prior to our IPO, increased their beneficial ownership from 20% to approximately 90% and the aggregate percentage of the Company’s outstanding voting securities and the ownership of all other stockholders decreased from 80% to approximately 10%.  Because of this ownership change, holders of Class A Stock will be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

Our officers and directors or entities wholly owned by them, purchased equal amounts of an aggregate of 1,500,000 warrants from us at a price of $1.00 per warrant in a private placement prior to the commencement of our Offering.  Each warrant is exercisable into one share of common stock at $7.50 and will become exercisable on the later of (i) the completion of a business combination with a target business or (ii) one year from the date of the prospectus, and expiring four years from the date of the prospectus relating to our IPO. The insider warrants will not be subject to redemption and may be exercised on a “cashless” basis if held by the initial holder thereof or its permitted assigns. No commissions, fees or other compensation will be payable in connection with such private placement.

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

Messrs. Baruch, Zadok, Yoav Schwalb, Yaron Schwalb and Perry are deemed our “parents” and “promoters” as these terms are defined under the federal securities laws.

Director Independence.

Although the Company’s securities are listed on the Over-the-Counter Bulletin Board and we are therefore not required to have a majority of independent directors, we apply the NYSE AMEX standard for independent directors to determine which, if any, of our directors are independent pursuant to such definition.  The NYSE AMEX defines an independent director generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that all of our directors are not independent directors as defined under the NYSE AMEX Rule 803.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14.  Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2009, the firm of BDO Seidman LLP which we refer to as BDO, was our principal accountant.  BDO manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO LLP in connection with statutory and regulatory filings.  We have been billed approximately $5,000 in connection with our December 31, 2009 year end audit.

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

Tax Fees. Fees for professional services rendered by BDO for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2009 were approximately $5,000.

All Other Fees.  There were no fees billed by BDO for any other professional services rendered from the date of our inception through December 31, 2009.

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

(3) Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement. (1)
3.1	Second Amended and Restated Certificate of Incorporation. (5)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (1)
4.5	Unit Option Purchase Agreement between the Registrant and Maxim Group LLC. (1)
10.1.1	Letter Agreement among the Registrant, Maxim Group LLC and Adiv Baruch. (2)
10.1.2	Letter Agreement among the Registrant, Maxim Group LLC and Yoav Schwalb. (2)
10.1.3	Letter Agreement among the Registrant, Maxim Group LLC and Ronen Zadok. (2)
10.1.4	Letter Agreement among the Registrant, Maxim Group LLC and Yaron Schwalb. (2)
10.1.5	Letter Agreement among the Registrant, Maxim Group LLC and Jacob Perry. (2)
10.2	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant. (1)
10.3	Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the founding stockholders. (1)
10.4	Registration Rights Agreement among the Registrant and the founding stockholders. (1)
10.5	Lease/Office Services Agreement dated October 18, 2006 by and among the Registrant and New Pole Ltd. (4)
10.6	Amended and Restated Subscription Agreement between the Registrant and certain officers and directors of the Registrant. (2)
14	Code of Ethics (3)
23.1	Consent of Ziv Haft, a BDO member firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002*
*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2007.
(2)	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 filed on February 21, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on November 30, 2006.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2006.
(5)	Incorporated by reference to the Registrant’s Proxy Statement on Form 14A filed on April 8, 2009.

PINPOINT ADVANCE CORP.
(A development stage corporation)

FINANCIAL STATEMENTS
as of December 31, 2009

In U.S. Dollars

INDEX

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Current assets
Cash	$8,071	$8,380
Deposit	317	317
Cash held in trust (Note 1)	-	28,528,943
Prepaid expense and other accounts receivable	76,425	11,111
Total Assets	$84,813	$28,548,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	148,995	76,001
Common Stock subject to conversion	-	28,491,250
Total current liabilities	148,995	28,567,251

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding

Common stock $.0001 par value; 15,000,000 Authorized, 359,402 issued and outstanding;	37

Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	264

Additional paid-in capital	-	-

Deficit accumulated during the development stage	(64,532)	(18,764)
Total stockholders’ deficit	(64,182)	(18,500)
Total liabilities and stockholders' deficiency	$84,813	$28,548,751

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from September 6, 2006 (inception) to December 31, 2008	For the period from September 6, 2006 (inception) to December 31, 2009

State franchise tax	$22,290	$43,775	$87,550	$109,840
Formation and operating costs		—	1,000	1,000
Other general and administrative expenses	221,804	805,334	1,063,335	1,285,139
Bank charges	231	1,383	2,670	2,901
Loss from operation	(244,325)	(850,492)	(1,154,555)	(1,398,880)
Interest income	(5,953)	467,816	1,365,631	1,359,678
Income (Loss) before provision for income tax	(250,278)	(382,676)	211,076	(39,202)
Provision for income tax "(tax benefit)"	(204,596)	4,397	209,040	4,444
Net (Loss) income for the period	$(45,682)	$(387,073)	$2,036	$(43,646)

Accretion of trust fund relating to common stock subject to possible redemption	—	(115,735)	(3,042)	(3,042)
Net (Loss) attributable to other common stockholders	$(45,682)	$(271,338)	$(1,006)	$(46,688)

Net loss per share
Basic and Diluted	$(0.02)	$(0.28)

Weighted average shares outstanding
Basic and diluted	2,941,820	984,402

Net loss per share subject to possible conversion
Basic and diluted	$—	$(1.07)

Weighted average shares outstanding subject to possible conversion	—	107,777

Net loss per class A share
Basic and diluted	$(0.02)	$—

Weighted average class A shares outstanding
Basic and diluted	1,957,480	—

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to December 31, 2009

	Common stock		Common stock, Class A		Additional	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in capital	stage	equity
Balance September 6, 2006 (inception)	—	$—			$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	—	—	24,917		25,000
Net loss for the period						(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	—	—	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	—	—	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	—	—	100	—	100
Proceeds from issuance of warrants	—	—	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	—	—	17,475,949	—	17,476,150
Net income for the period (audited)	—	—	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	—	—	19,000,986	270,332	19,271,582
Net loss for the period (audited)	—	—	—	—	—	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	—	—	—	—	962,500	—	962,500
Reclassification of common stock value subject to redemption to current liability	—	—	—	—	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788	264	—	—	—	(18,764)	(18,500)
Reclassification of redeemable shares	862,212	86	—	—	—	(86)	—
Shares decrease as a result of reverse split	(2,515,598)	(251)	—	—	251	—	—
Return and cancellation of initial stockholders common stock	(625,000)	(62)	—	—	62	—	—
Issuance of common stock to initial stockholders	—	—	3,125,000	313	(313)	—	—
Net loss for the period (audited)	—	—	—	—	—	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	—	$(64,532)	$(64,182)

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For the year Ended December 31, 2009	For the year Ended December 31, 2008	For the period from September 6, 2006 (inception) to December 31, 2008	For the period from September 6, 2006 (inception) to December 31, 2009
OPERATING ACTIVITIES
Net (Loss) income for the period	$(45,682)	$(387,073)	$2,036	$(43,646)
Increase (Decrease) in accrued expenses and other accounts payable	72,994	(201,897)	286,162	359,156
(Increase) Decrease in prepaid expenses	(65,314)	16,667	(11,111)	(76,425)
(Increase) Decrease in interest receivable in trust		91,847	—

Net cash provided (used) in operating activities	(38,002)	(480,456)	277,087	239,085

INVESTING ACTIVITIES
Cash contributed to Trust Fund	28,528,943	417,976	(28,528,942)	—
Net cash used in investing activities	28,528,943	417,976	(28,528,942)	—

FINANCING ACTIVITIES

Proceeds from issuance of common stock to initial stockholders	—	—	25,000	25,000

Proceeds from loans from related party	—	—	151,210	151,210

Payment of loans from related party	—	—	(151,210)	(151,210)

Deposit	—	—	(317)	(317)

Short term bank credit	—	—	—	—

Payment of Deferred offering cost	—	—	(210,161)	(210,161)

Proceeds from issuance of insider warrants	—	—	1,500,000	1,500,000

Proceeds from purchase of underwriter’s purchase option	—	—	100	100

Redemption of common stock	(28,491,250)	—	—	(28,491,250)

Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	—	—	8,506,963	8,506,963

Net proceeds from sale of units through public offering allocable to:	—	—

Stockholders’ equity			18,438,650	18,438,650

Net cash provided by financing activities	$(28,491,250)	$—	$28,260,235	$(231,015)

Net increase (Decrease) in cash	$(309)	$(62,480)	$8,380	$8,071

Cash
Beginning of period	8,380	70,860	—	—

End of period	$8,071	$8,380	$8,380	$8,071
Deferred legal fees against additional paid-in capital	—	—	100,000	100,000
Deferred underwriting fees against additional paid-in capital	—	—	862,500	862,500
Cash paid for income taxes	25,205	—	—	313,060
Cash paid for interest	5,953			5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through December 31, 2009 was related to the Company’s formation and capital raising activities and to seeking a business combination. The Company has selected December 31 as its fiscal year end.

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

The Company believes a binding, definitive agreement was executed by all parties. However, because one of the parties has indicated its position that no binding agreement currently exists and that it did not wish to continue with negotiations at this time, the Company determined to liquidate the trust account established by the Company for the benefit of its public stockholders, and to return funds to the holders of shares of the Company common stock issued in its initial public offering, in accordance with its IPO prospectus and the terms of its amended and restated certificate of incorporation. See Note 4 for a description of the Lawsuit filed by the Company with respect thereto.

At a Special Meeting held on May 15, 2009, a majority of the Company stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Company’s initial public offering in an amount of $9.91 per share from the Company’s trust account and distribution of one share of new common stock for every eight shares of common stock not redeemed. The stockholders also approved the creation of a new class of common stock called Class A Common Stock and exchanged each share of common stock held by them for five shares of Class A Common Stock. The Class A share rights are identical to the New Common Stock rights

The warrants that issued in the initial public offering remain outstanding with no changes in the original terms.

Going concern consideration As indicated in the accompanying financial statements, at December 31, 2009, the Company had $8,071 in cash, current liabilities of $148,995 and working capital deficit of $64,182. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 31, 2009.

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

Net Income per Share-Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic earnings per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 862,212 common shares subject to possible conversion. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 1,500,000 outstanding warrants, issued in connection with the private placement described in Note 1 and the warrants issued in connection with the public offering has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 125,000 units included in the underwriters purchase option, as described in Note 5, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2009.

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

Income Taxes-Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single authoritative source for US GAAP and changed the way in which the accounting literature is organized. As applicable to the Company, the Codification became effective commencing in the third quarter of 2009. The Codification does not change US GAAP and does not have an effect on our financial position or results of operations.

In May 2009, the FASB established a general standard of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As applicable to the Company, this standard became effective as of June 15, 2009. In accordance with this standard, the Company has evaluated subsequent events up to the filing date of these financial statements.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. There was no impact on the financial results.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3-DEFFERED UNDERWRITING FEE

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2.2 million (with over allotment exercised). The Company paid $1.4 million, of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters agreed that payment of the balance of the underwriting discount of $862.5 thousand would be deferred until consummation of the Business Combination.

In connection with the Offering, the Company entered into an engagement agreement (the “Engagement Agreement”) with its legal counsel in the Offering.  Pursuant to the Engagement Agreement, the Company was obligated to its legal counsel for certain fees and expenses related to the Offering, including an aggregate legal fee of $250 thousands.  The Company paid $150 thousand, of the legal fee upon closing of the Offering.

The Company was unable to consummate a business combination within the time allotted and all deferred legal fees and deferred underwriter fees were distributed to stockholders as part of the trust distribution.

As discussed in note 1, those fees have been reclassified to the Additional Paid-in capital and will not be payable upon liquidation.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 4- COMMITMENTS AND CONTINGENCIES

On December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. ("Elbit") and others, in the Petah Tikva District Court of Israel, for damages in the amount of NIS 37.7 million ($10 million) (the "Lawsuit"). The Lawsuit is based on the following factual background:

•
That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the "Kinetics Shares"), in the amount of $ 26 million Following said purchase, a merger between the Company and Kinetics was to be effectuated;

•	That the Company, as a Blank Check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize the deal by October 18, 2008;

•	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

•	That after lengthy negotiations, a definitive agreement was finalized, and signed, in early October 2008;

•
That Elbit's signature on the definitive agreement was withheld, based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009;

The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants' lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness. The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit's retension of the Kinetics Shares belongs to the Company.

The Lawsuit is in preliminary stages, and the Company cannot opine on the likelihood of success at the present time.

NOTE 5-STOCKHOLDER’S EQUITY

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

On May 19, 2009, in accordance with stockholder consent, the Company effectuated the exchange and redemption of its capital stock whereby holders of stock in the Company’s initial public offering received one share of New Common Stock for eight shares held and issued one share of Class A Common Stock for each share of common stock purchased prior to the Company’s offering for an aggregate of 359,402 shares of New Common Stock and 3,125,000 shares of Class A Common Stock. The Class A Share rights are identical to the new common share rights.

The warrants issued in the initial public offering remain outstanding with no changes in the original terms.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 6- WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company has agreed to pay the underwriter in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds (excluding the over-allotment option) of the Offering. However, the underwriter has agreed that 3% of the underwriting discounts will not be payable unless and until the Company completes a business combination, and has waived its right to receive such payment upon the Company’s liquidation if the Company is unable to complete a business combination. The Company has sold to the Underwriter for $100, an option to purchase up to 125,000 units at $11 per unit. The units issuable upon exercise of this option are identical to those offered by the Public Offering. This option commences on the later of the consummation of a business combination or 180-days from the date of the prospectus with respect to the Proposed Offering and expires five years from the date of the prospectus. The Company estimates that the fair value of the Underwriter’s Option is approximately $738.7 thousand ($5.91per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter's Option has been estimated using the following assumptions: (1) expected volatility of 69.95% (2) risk-free interest rate of 4.8% and (3) contractual life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of Israeli technology companies with market capitalizations between $50 million - $100 million that trade on US Stock Exchanges. In calculating volatility for the representative companies, the Company used daily historical volatilities for the period of time equal to the term of the option (5 years) .The Company has accounted for these purchase options as a cost of raising capital and has included the instrument as equity in its financial statements. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.

The Company was unable to effectuate the Business Combination within the time allotted and the deferred underwriting discount was distributed to stockholders as part of the trust distribution. Immediately prior to the Initial Public Offering the Company sold to certain of the initial Stockholders 1,500,000 warrants ("Private Warrants"), for an aggregate purchase price of $1.5 million. All of the proceeds received from the sale of the Insider Units were placed in the Trust Account. The Insider Units are identical to the units offered in the Initial Public Offering except that the warrants included therein are not redeemable while held by the insider or his permitted transferees. All of the Company’s stockholders prior to the Proposed Offering (“Initial Stockholders”) agreed to vote the shares of common stock owned by them immediately before the offering and the private placement in accordance with the majority of the shares of common stock voted by the public stockholders and the holders of the shares of common stock included in the Insider Units agreed to vote in favor of a business combination proposed to the Company’s stockholders. All of such holders have waived their rights to participate in any liquidation distribution occurring upon failure of the Company to consummate a business combination.

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

PINPOINT ADVANCE CORP.

	By:	/s/ Adiv Baruch
Dated: March 31, 2010		Name: Adiv Baruch Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adiv Baruch	President and Chief Executive Officer	March 31, 2010
Adiv Baruch	(principal executive officer)

/s/ Ronen Zadok	Chief Financial Officer and Secretary	March 31, 2010
Ronen Zadok	(principal financial and accounting officer)

/s/ Yoav Schwalb	Director	March 31, 2010
Yoav Schwalb

/s/ Yaron Schwalb	Director	March 31, 2010
Yaron Schwalb