Form 10-K/A
period 2009-12-31
Pinpoint Advance CORP
filed 2010-04-12
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1
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
     Yes  ☐     No ☐

Explanatory Note

Pinpoint Advance Corp., (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”) to amend its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 31, 2010, in order to include a Report of Independent Registered Accounting Firm which was omitted from the Form 10-K and to amend the Exhibit List to remove Exhibit 23.1, Consent of Ziv Haft, a BDO member firm.

Except for the amendments described above, this Amendment does not modify or update other disclosures in, or exhibits to the Form 10-K.  Readers should be aware that certain information contained herein is as of the date of the originally filed Form 10-K and may therefore not be current as such information is not being amended pursuant to this Amendment.  Please see the Company’s filings with the Securities and Exchange Commission for more current information.

As a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Form 10-K, have been re-executed and re-filed as of the date of this Amendment.

Item 15. Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as part of this report:

(1)           Financial Statements.

The following financial statements of the Company are referenced in Item 8 and begin on page F-1 of this report:

24

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

25

PINPOINT ADVANCE CORP.
(A development stage corporation)

FINANCIAL STATEMENTS
as of December 31, 2009

In U.S. Dollars

Report of independent Registered Public Accounting Firm

Board of Directors and Stockholders
PINPOINT ADVANCE CORP.

We have audited the accompanying balance sheets of PINPOINT ADVANCE CORP. a corporation in the development stage (the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the each of the two years ended December 31, 2009 and 2008 and for the period from inception (September 6, 2006) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1, the Company’s Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination within 18 months from the date of the consummation of its initial public offering (“Offering”) (such date was October 25, 2008) or 24 months from the consummation of the Offering if certain extension criteria had been satisfied (such date was April 25, 2009). In October 2008 the Company announced its termination of letters of intent for potential business combinations and its plans to distribute the amount held in the Trust Fund to its stockholders and to adopt a plan for continued corporate existence. During 2009 the Company distributed the amount held in the Trust Fund to its stockholders and removed the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the each of the two years in the period and for the period from inception (September 6, 2006) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a remaining cash balance of $8,071, current liabilities of $143,117, accumulated deficit of $58,654. The possibility that such further financing and acquisitions will not be consummated raises substantial doubt as to its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1.

Tel-Aviv, Israel
March 31, 2010

Ziv Haft
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

PINPOINT ADVANCE CORP.

	By:	/s/ Adiv Baruch
Dated: April 12, 2010		Name: Adiv Baruch
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	President and Chief Executive	April 12, 2010
/s/ Adiv Baruch	Officer
Adiv Baruch	(principal executive officer)
	Chief Financial Officer and	April 12, 2010
/s/ Ronen Zadok	Secretary
Ronen Zadok	(principal financial and accounting
officer)
April 12, 2010
/s/ Yoav Schwalb	Director
Yoav Schwalb
April 12, 2010
/s/ Yaron Schwalb	Director
Yaron Schwalb