Form 10-Q
period 2010-03-31
Pinpoint Advance CORP
filed 2010-05-17
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
☒ Yes ☐ No

As of May 14, 2010 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1: FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.
(a development stage corporation)

FINANCIAL STATEMENTS
as of March 31, 2010

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	March 31, 2010	March 31, 2009	December 31, 2009

ASSETS

Current assets
Cash	$2,123	$4,286	$8,071
Deposit	317	317	317
Cash held in trust (Note 1)	-	28,512,608	-
Prepaid expense and other accounts receivable	71,925	169,536	76,425
Total Assets	$74,365	$28,686,747	$84,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	$158,163	$146,183	$148,995
Common Stock subject to conversion	-	28,491,250	-
Total current liabilities	158,163	28,637,433	148,995

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37		37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	264	313
Additional paid-in capital	-	-	-
Deficit accumulated during the development stage	(84,148)	49,050	(64,532)
Total stockholders’ deficit	83,798	49,314	(64,182)
Total liabilities and stockholders' deficiency	$74,365	$28,686,747	$84,813

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	Period ended March 31, 2010	Period Ended March 31, 2009	For the period from September 6, 2006 (inception) to March 31, 2009	For the period from September 6, 2006 (inception) to March 31, 2010

State franchise tax	$36	$9,993	$97,543	$109,876
Formation and operating costs	-	-	1,000	1,000
Other general and administrative expenses	18,491	79,637	1,142,972	1,303,630
Bank charges and interest expense	1,089	87	2,757	3,990
Loss from operation	19,616	89,717	1,244,272	1,418,496
Interest income (expense)	-	5,953	1,359,678	1,359,678
Income (loss) before provision for income tax	(19,616)	(95,670)	115,406	(58,818)
Provision for income tax	-	163,484	45,556	4,444
Net income (loss) for the period	$(19,616)	$67,814	$69,850	$(63,262)

Accretion of trust fund relating to common stock subject to possible redemption	-	-	(3,042)	(3,042)
Net income (loss) attributable to other common stockholders	$(19,616)	$67,814	$66,808	$(66,304)

Net earnings (loss) per share -
basic	$(0.01)	$0.07
diluted	$(0.01)	$0.06
Weighted average shares outstanding
basic	3,484,402	984,402
diluted	3,550,808	1,050,808

Net loss per share subject to possible conversion
Basic and diluted	-	-

Weighted average shares outstanding subject to possible conversion	-	107,777

Net loss per class A share
Basic and diluted	3,125,000	-

Weighted average class A shares outstanding
Basic and diluted	$(0.01)	-

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to March 31, 2010

	Common stock		Common stock, Class A		Additional Paid-in capital	Deficit accumulated during the development stage	Total Stockholders’ equity
	Shares	Amount	Shares	Amount
Balance September 6, 2006 (inception)	—	$—			$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	—	—	24,917		25,000
Net loss for the period						(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	—	—	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	—	—	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	—	—	100	—	100
Proceeds from issuance of warrants	—	—	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	—	—	17,475,949	—	17,476,150
Net income for the period (audited)	—	—	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	—	—	19,000,986	270,332	19,271,582
Net loss for the period (audited)	—	—	—	—	—	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	—	—	—	—	962,500	—	962,500
Reclassification of common stock value subject to redemption to current liability	—	—	—	—	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788	264	—	—	—	(18,764)	(18,500)
Reclassification of redeemable shares	862,212	86	—	—	—	(86)	—
Shares decrease as a result of reverse split	(2,515,598)	(251)	—	—	251	—	—
Return and cancellation of initial stockholders common stock	(625,000)	(62)	—	—	62	—	—
Issuance of common stock to initial stockholders	—	—	3,125,000	313	(313)	—	—
Net loss for the period (audited)	—	—	—	—	—	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	—	$(64,532)	$(64,182)
Net Loss for the period (unaudited)						(19,616)	(19,616)
Balances at March 31,2010	359,402	$37	3,125,000	313	—	$(84,148)	$(83,798)

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	Period ended March 31, 2010	Period Ended March 31, 2009	For the period from September 6, 2006 (inception) to March 31, 2009	For the period from September 6, 2006 (inception) to March 31, 2010
OPERATING ACTIVITIES
Net income (loss) for the period	$(19,616)	67,814	$69,850	$(63,262)
Increase (Decrease) in accrued expenses and other accounts payable	9,168	70,183	356,345	368,324
(Increase) Decrease in prepaid expenses and other accounts receivable	4,500	(158,425)	(169,536)	(71,925)

Net cash provided (used) in operating activities	(5,948)	(20,428)	256,659	233,138

INVESTING ACTIVITIES
Cash contributed to Trust Fund	-	16,334	28,512,606	(-)
Net cash used in investing activities	-	16,334	28,512,606	(-)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000	25,000
Proceeds from loans from related party	-	-	151,210	151,210
Payment of loans from related party	-	-	(151,210)	(151,210)
Deposit	-	-	(317)	(317)
Payment of Deferred offering cost	-	-	(210,161)	(210,161)
Proceeds from issuance of insider warrants			1,500,000	1,500,000
Proceeds from purchase of underwriter’s purchase option			100	100
Redemption of common stock				(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	8,506,963	8,506,963
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	-	-	18,438,650	18,438,650
Net cash provided by financing activities	$-	-	$28,260,235	$(231,015)

Net increase in cash	$(5,948)	(4,094)	$4,286	$2,123
Cash
Beginning of period	8,071	8,380	-	-
End of period	$2,123	4,286	$4,286	$2,123

Supplemental disclosure of non-cash activity:
Fair value of underwriter’s purchase option included in offering costs	-	-	738,750	738,750
Deferred legal fees against additional paid-in capital			100,000	100,000
Deferred underwriting fees against additional paid-in capital	-	-	862,500	862,500
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	5,918	8,165	296,020	318,978
Cash paid during the period for interest	-	8,170	8,170	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through December 31, 2009 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ASC 915 "Development Stage Entities" (formerly SFAS No. 7).

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

At a Special Meeting held on May 15, 2009, a majority of the Company stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Company’s initial public offering in an amount of $9.91 per share from the Company’s trust account and distribution of one share of new common stock for every eight IPO Shares redeemed.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and exchanged each share of common stock held by the initial stockholders for five shares of Class A Common Stock. The class A shares rights are identical to the new common shares rights

The warrants that issued in the initial public offering remain outstanding with no changes in the original terms.

Going concern consideration As indicated in the accompanying financial statements, at March 31, 2010, the Company had $2,123 in cash, current liabilities of $158,163 and working capital deficit of $84,148. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of March 31, 2010.

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

Net Income per Share-Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Basic earnings per share subject to possible conversion is calculated by dividing accretion of Trust Account relating to common stock subject to possible conversion by 107,777 common shares subject to possible conversion. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 1,500,000 outstanding warrants, issued in connection with the private placement described in Note 1 and the warrants issued in connection with the public offering has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 125,000 units included in the underwriters purchase option, as described in Note 5, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2010.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

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

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, to determine the impact of new pronouncements on US GAAP and the impact on the Company. In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (“ASU”). The ASC was effective during the period ended September 30, 2009. Adoption of the ASC did not have an impact on the Company’s financial position, results of operations or cash flows.

The Company has recently adopted the following new accounting standards:

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued. The guidance was amended in February 2010 via ASU No. 2010-09. The standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The amended ASU was effective immediately and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Recently Issued Accounting Standards Updates

The Company does not believe that recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3-DEFFERED UNDERWRITING FEE

In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2.2 million (with over allotment exercised). The Company paid $1.4 million, of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $862.5 thousands will be deferred until consummation of the business combination.

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

b.	That the Company, as a Blank Check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize the deal by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

d.	That after lengthy negotiations, a definitive agreement was finalized, and signed, in early October 2009;

e.
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

The Lawsuit is in preliminary stages. Defendants have filed a Statement of Defense, and pursuant to Court suggestion, the parties have submitted their dispute to mediation, a process which has not yet begun. Therefore the Company cannot opine on the likelihood of success at the present time.

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

On May 19, 2009 in accordance with stockholder consent, the Company effectuated the exchange and redemption of its capital stock whereby holders of stock in the Company’s initial public offering received one share of new common stock for eight shares held and issued one share of Class A common stock for each share of common stock purchased prior to the Company’s offering for an aggregate of 359,402 shares of new common stock and 3,125,000 shares of Class A common stock. The rights of holders of Class A common stock are identical to the new common shares.

The warrants issued in the initial public offering remain outstanding with no changes in the original terms.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 6- WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company was unable to effectuate the business combination within the time allotted and the deferred underwriting discount was distributed to stockholders as part of the trust distribution.  Immediately prior to the Offering the Company sold to certain of the initial Stockholders 1,500,000 warrants ("Private Warrants"), for an aggregate purchase price of $1.5 million. All of the proceeds received from the sale of the Insider warrants were placed in the trust account. The Insider warrants are identical to the warrants offered in the Offering except that the warrants included therein are not redeemable while held by the insider or his permitted transferees. All of the Company’s stockholders prior to the Offering (“Initial Stockholders”) agreed to vote the shares of common stock owned by them immediately before the Offering and the Private Placement in accordance with the majority of the shares of common stock voted by the public stockholders. All of such holders have waived their rights to participate in any liquidation distribution occurring upon failure of the Company to consummate a business combination.

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

On May 19, 2009, the number of outstanding shares was decreased from 3,500,000 to 359,402 as a result of reverse split of 8 to 1 of the IPO shares, and as result of returned cancellation of initial stockholders common stock.

Class A, Common Stock

 On May 19, 2009, the number of outstanding shares was 3,125,000 after issuance of Class A common stock to initial stockholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as amended by Form 10-K/A and  filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2010 as amended on April 12, 2010 and Risk Factors contained in such annual report.

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

On May 19, 2009, we issued an aggregate of 3,125,000 shares of Class A Common Stock in exchange for surrender and cancellation of 625,000 Founder Shares.  The Class A Common Stock has the same rights, preferences and privileges as the New Common Stock. Holders of the New Common Stock and Class A Common Stock will vote together as one class on all matters (including the election of directors) submitted to a vote of the stockholders.  Our management has operated the Company since its formation and has over 100 years of combined experience in operating public companies.  Our management has agreed not to accept compensation until consummation of a business combination.

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

The Lawsuit is in preliminary stages. Defendants have filed a Statement of Defense, and pursuant to Court suggestion, the parties have submitted their dispute to mediation, a process which has not yet begun. Therefore the Company cannot opine on the likelihood of success at the present time.

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

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our trust account to holders of our IPO Shares. As of March 31, 2010, we had approximately $2,123 of cash available for general corporate purposes. Our balance sheet as of that date reflected total liabilities of approximately $158,163. The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

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

Results of Operations

Net income (loss) of ($19,616) and ($67,814) reported for the three months ended March 31, 2010 and 2009 respectively, consists primarily of $19,580 of expenses for administrative services and $36 for franchise taxes.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed second quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1 Legal Proceedings

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

The Lawsuit is in preliminary stages. Defendants have filed a Statement of Defense, and pursuant to Court suggestion, the parties have submitted their dispute to mediation, a process which has not yet begun. Therefore the Company cannot opine on the likelihood of success at the present time.

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

PINPOINT ADVANCE CORP.

Dated: May 17, 2010	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: May 17, 2010	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)