Form 10-Q
period 2010-06-30
Pinpoint Advance CORP
filed 2010-08-16
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

972 9-9500245
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                      Accelerated filer ☐
Non-accelerated filer ☐                                                                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐  No

As of August 10, 2010 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1: FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.
(a development stage corporation)

FINANCIAL STATEMENTS

as of June 30, 2010

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	June 30, 2010	June 30, 2009	December 31, 2009
ASSETS

Current assets
Cash	$29,842	$435	$8,071
Deposit	317	19,008	317
Cash held in trust (Note 1)		-	-
Prepaid expense and other accounts receivable	-	77,232	76,425
Total Assets	$30,159	$96,675	$84,813

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accrued expenses and other accounts payable	142,676	120,633	148,995
Total current liabilities	142,676	120,633	148,995

Commitments (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313	313
Additional paid-in capital		-	-
Deficit accumulated during the development stage	(112,867)	(34,308)	(64,532)
Total stockholders’ deficit	(112,517)	23,958	(64,182)
Total liabilities and stockholders' deficiency	$30,159	$96,675	$84,813

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For 3 months ended June 30, 2010		For 3 months ended June 30, 2009		For 6 months ended June 30, 2010		For 6 months ended June 30, 2009		For the period from September 6, 2006 (inception) to June 30, 2010

State franchise tax		$27		$6,419		$63		$16,412		$109,903
Formation and operating costs				-		-		-		1,000
Other general and administrative expenses		27,421		99,721		45,912		179,358		1,331,051
Bank charges and interest expense		1,271		51		2,360		138		5,261
Loss from operation		(28,719)		(106,091)		(48,335)		(195,908)		(1,447,215)
Interest income (expense)				-		-		5,953		1,359,678
Income (loss) before provision for income tax		(28,719)		(106,991)		(48,335)		201,861		(87,537)
Provision for income tax		-		(32,820)		-		(196,403)		4,444
Net income (loss) for the period	$	(28,719)	$	(73,271)	$	(48,335)	$	(5,458)	$	(91,981)

Accretion of trust fund relating to common stock subject to possible redemption		-		-		-		-		(3,042)
Net income (loss) attributable to other common stockholders	$	(28,719)	$	(73,272)	$	(48,335)	$	(5,458)	$	(95,023)

Net earnings per share -
Basic and diluted		$(0.01)	$	(0.04)		$(0.01)		$-

Weighted average shares outstanding
basic		3,484,402		1,870,391		3,484,402		1,119,070
diluted		3,550,808		1,870,391		3,550,808		1,119,070

Net loss per share subject to possible conversion
Basic and diluted		-		(0.05)		-		(0.01)

Weighted average shares outstanding subject to possible conversion		-		1,510,989				759,668

Net loss per class A share
Basic and diluted		(0.01)		-		(0.02)		-

Weighted average class A shares outstanding
Basic and diluted		3,125,000		-		3,125,000		-

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to June 30, 2010

	Common stock			Common stock, Class A		Additional Paid-in	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount		Shares	Amount	capital	stage	equity
Balance September 6, 2006 (inception)	---	$	---			$ ---	$ ---	$ ---
Common stock issued September 6, 2006 at $.0001 per share	828,125		83	---	---	24,917		25,000
Net loss for the period							(8,140)	(8,140)
Balances at December 31, 2006	828,125		83	---	---	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)		(20)	---	---	20	---	---
Proceeds from sale of underwriter’s purchase option	---		---	---	---	100	---	100
Proceeds from issuance of warrants	---		---	---	---	1,500,000	---	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788		201	---	---	17,475,949	---	17,476,150
Net income for the period (audited)	---		---	---	---	---	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	---		---	---	---	---	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788		264	---	---	19,000,986	270,332	19,271,582
Net loss for the period (audited)	---		---	---	---	---	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	---		---	---	---	---	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	---		---	---	---	962,500	---	962,500
Reclassification of common stock value subject to redemption to current liability	---		---	---	---	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788		264	---	---	---	(18,764)	(18,500)
Reclassification of redeemable shares	862,212		86	---	---	---	(86)	---
Shares decrease as a result of reverse split	(2,515,598)		(251)	---	---	251	---	---
Return and cancellation of initial stockholders common stock	(625,000)		(62)	---	---	62	---	---
Issuance of common stock to initial stockholders	---		---	3,125,000	313	(313)	---	---
Net loss for the period (audited)	---		---	---	---	---	(45,682)	(45,682)
Balances at December 31, 2009	359,402		$37	3,125,000	313	---	$(64,532)	$(64,182)
Net Loss for the period (unaudited)							(48,335)	(48,335)
Balances at June 30,2010	359,402,		$37	3,125,000	313	---	$(112,867)	$(112,517)

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For 3 months ended June 30, 2010	For 3 months ended June 30,2009	For 6 months ended June 30,2010	For 6 months ended June 30,2009	For the period from September 6, 2006 (inception) to June 30, 2010

OPERATING ACTIVITIES
Net income (loss) for the period	$(28,719)	$(73,271)	$(48,335)	$(5,458)	$(91,981)
Increase (Decrease) in accrued expenses and other accounts payable	(15,487)	(25,550)	(6,319)	44,632	352,838
(Increase) Decrease in prepaid expenses and other accounts receivable	71,925	92,305	76,425	(66,120)	-
(Increase) Decrease in interest receivable in trust		-
Net cash provided (used) in operating activities	27,719	(6,518)	21,771	$(26,946)	260,857

INVESTING ACTIVITIES
Cash contributed to Trust Fund	-	28,512,608	-	28,528,942	-
Net cash used in investing activities	-	28,512,608	-	28,528,942	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-		-		25,000
Proceeds from loans from related party	-		-		151,210
Payment of loans from related party	-		-		(151,210)
Deposit	-	(18,691)	-	(18,691)	(317)
Payment of Deferred offering cost	-		-		(210,161)
Proceeds from issuance of insider warrants	-		-		1,500,000
Proceeds from purchase of underwriter’s purchase option	-		-		100
Redemption of common stock	-	(28,491,250)	-	(28,491,250)	) 28,491,250 (
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	-	-	8,506,963
Net proceeds from sale of units through public offering allocable to:	-		-
Stockholders’ equity	-		-		18,438,650
	-		-
Net cash provided by financing activities	-	$(28,509,941)	-	$(28,509,941)	(231,015)

Net increase (Decrease) in cash	27,719	(3,851)	21,771	$(7,945)	29,842
Cash
Beginning of period	2,123	4,286	8,071	8,380
End of period	$29,842	$435	$29,842	$435	$29,842

Supplemental disclosure of non-cash activity:
Fair value of underwriter’s purchase option included in offering costs	-	-	-	-	738,750
Deferred legal fees against additional paid-in capital	-	-	-	-	100,000
Deferred underwriting fees against additional paid-in capital	-	-	-	-	862,500
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes -		17,040	5,918	25,505	318,978
Cash paid during the period for interest	-	(2,217)	-	8,170	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”, “we”, “us” or “our”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Business Combination”). All activity from inception (September 6, 2006) through May 19, 2009, was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.  Following the approval of our stockholders to continue our existence at a meeting of stockholders held on May 15, 2009, our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.  We also will continue to pursue certain claims of the Company against a third party in connection with our intended Business Combination, as described below.

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

On October 27, 2008, the Company announced it had executed a letter of intent to effectuate the Business Combination with a privately-held company with its headquarters in Israel (the "LOI"). All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement (the "Agreement") was executed by all parties to the LOI. However, one of the parties to the Agreement claimed it never released its signature thereto and has since indicated that it no longer wished to pursue the proposed business combination.

The Company believes a binding, definitive agreement was executed by all parties and on December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. ("Elbit") and others, in the Petah Tikva District Court of Israel, for damages in the amount of NIS 37.7 million ($10 million)  (the "Lawsuit").

Due to its inability to consummate the Business Combination within the allotted time, the Company determined to liquidate the trust account (“Trust Account”) established by the Company for the benefit of its public stockholders in the Offering, and to return funds to the holders of shares of the Company common stock issued in the Offering, in accordance with its Offering prospectus and the terms of its amended and restated certificate of incorporation.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

At a Special Meeting held on May 15, 2009, a majority of the Company stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Offering in an amount of $9.91 per share from the Company’s trust account and distribution of one share of new common stock for every eight redeemed shares of common stock issued in the Offering (“IPO Shares”).  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and the exchange of each share of common stock held by the initial stockholders for five shares of Class A Common Stock. The rights of the Class A Common Stock are identical to the new common stock.

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.

Going concern consideration As indicated in the accompanying financial statements, at June 30, 2010, the Company had $29,842 in cash, current liabilities of $142,676 and working capital deficit of $112,517. Further, the Company has incurred and expects to continue to incur expenses. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of June 30, 2010.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2010.

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

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended June 30, 2010, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2.2 million (with over allotment exercised). The Company paid $1.4 million, of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters had agreed payment of the balance of the underwriting discount of $862,500 would be deferred until consummation of a Business Combination. Such underwriting discounts were forfeited due to the Company not having consummated a Business Combination within the allotted time.

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

NOTE 4- COMMITMENTS AND CONTINGENCIES

On December 8, 2009, the Company and the Company’s current directors, filed a lawsuit against Elbit Systems Holdings Ltd. ("Elbit") and others, in the Petah Tikva District Court of Israel, for damages in the amount of
NIS 37.7 million ($10 million)  (the "Lawsuit"). The Lawsuit is based on the following factual background:

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

NOTE 5-STOCKHOLDER’S EQUITY

In its Offering, effective April 19, 2007 (closed on April 25, 2007), the Company sold to the public 2,875,000 Units (the “Units”, each a “Unit”) at a price of $10.00 per Unit. Each Unit consisted of one share and one warrant. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the Offering and the Private Placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.

The Company also sold to underwriters for $100 an option to purchase up to 125,000 Units which option expired on May 19, 2009.

On May 19, 2009 in accordance with stockholder consent, the Company effectuated the exchange and redemption of its capital stock whereby holders of Company common stock purchased in the Offering received one share of new common stock for eight shares redeemed and holders of common stock sold in the Private Placement exchanged such shares and received five share of Class A Common Stock for each share of common stock redeemed for an aggregate of 359,402 shares of new common stock and 3,125,000 shares of Class A Common Stock. The Class A Common Stock is identical to the new common stock.

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per Share.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 6- WARRANTS AND OPTION TO PURCHASE COMMON STOCK

The Company was unable to effectuate the Business Combination within the time allotted and the deferred underwriting discount was distributed to stockholders as part of the Trust Account distribution.  Immediately prior to the Offering the Company sold to certain of the initial stockholders 1,500,000 warrants ("Private Warrants"), for an aggregate purchase price of $1.5 million. All of the proceeds received from the sale of the Private Warrants were placed in the Trust Account. All of the Company’s stockholders prior to the Offering (“Initial Stockholders”) waived their rights to participate in any liquidation distribution occurring upon failure of the Company to consummate a Business Combination.

The public warrants, and the underwriter's unit purchase option and the warrants included in the underwriter’s unit purchase option, are not subject to net cash settlement in the event the Company is unable to maintain an effective 1933 Act registration statement.  The Company must use best efforts to file and maintain the effectiveness of the registration statement for the warrants set forth above as well as the securities issuable upon exercise of the underwriter’s unit purchase option.  Such warrants are only exercisable to the extent the Company is able to maintain such effectiveness.  The unit purchase option (but not the underlying warrants), however, may be exercised by means of cashless exercise even in the absence of an effective registration statement for the underlying securities.  If a holder of public warrants or the holder of the underwriter’s unit purchase option, or warrants underlying the underwriter’s unit purchase option, does not, or is not able to, exercise such warrants then the public warrants, the underwriter’s unit purchase option and any warrants underlying such unit purchase option will expire worthless.

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per Share.

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

On May 2, 2007, the number of outstanding shares was 3,500,000 after exercise of the over-allotment option.

On May 19, 2009, the number of outstanding shares was decreased from 3,500,000 to 359,402 as a result of reverse split of 8 to 1 of the IPO Shares and redemption of common stock from the Initial Stockholders.

Class A, Common Stock

 On May 19, 2009, the number of outstanding shares of Class A Common Stock was 3,125,000 after the exchange of one share of common stock held by the Initial Stockholders for five shares of Class A Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as amended by Form 10-K/A(“Annual Report”) and Risk Factors contained in such Annual Report.

Overview

Pinpoint Advance Corp. (the “Company”, “we”, or “us”) is a blank check company. We were organized under the laws of the State of Delaware on September 6, 2006. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Business Combination”).  On May 18, 2009, our Second Amended and Restated Certificate of Incorporation became effective, to (i) effectuate the redemption of shares (“IPO Shares”) issued in the Company’s initial public offering (“IPO”) for cash from the trust account (“Trust Account”) in the amount per share of $9.91 (the “Redemption”), and in connection with the Redemption, distribute to holders of the IPO Shares one share of new common stock (“New Common Stock”) for every eight IPO Shares redeemed; (ii) create a new class of common stock called Class A Common Stock (“Class A Common Stock”) and exchange each share of common stock issued by the Company prior to its IPO (“Founder Shares”) for five shares of Class A Common Stock; and (iii) eliminate the blank check company restrictions by amending Article THIRD and deleting Article SIXTH in its entirety to allow for the continuation of our corporate existence.

On May 19, 2009, we completed the distribution of cash from our Trust Account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and in connection with the Redemption, we issued an aggregate of 359,402 shares of New Common Stock.  Holders of the New Common Stock own approximately 10% of the Company’s aggregate outstanding shares of common stock.  Any units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.

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

The Company believes a binding, definitive agreement was executed by all parties.  However, because one of the parties had indicated its position that no binding agreement existed and that it did not wish to continue with negotiations, the Company determined to liquidate the Trust Account established by the Company for the benefit of its public stockholders, and return funds to the holders of shares of the Company’s common stock issued in the IPO, in accordance with its IPO prospectus and the terms of its amended and restated certificate of incorporation.

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of its Offering, or 24 months from the consummation of the Offering if certain extension criteria had been satisfied.  In October 2008 the Company announced its termination of the LOI as well as its plan to distribute the amount held in the Trust Fund to its stockholders and to adopt a plan for continued corporate existence.

At a Special Meeting held on May 15, 2009, a majority of the Company’s stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence.

In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption (“Redemption”) of the shares of common stock issued in the Offering in the amount of $9.91 per share from the Trust Account, and distributed one share of new common stock (“New Common Stock”) for every eight shares of Company common stock redeemed, for an aggregate of 359,402 shares of New Common Stock.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and the Company’s founders exchanged each share of common stock held by them for five shares of Class A Common Stock, for an aggregate of 3,125,000 shares of Class A Common Stock.

On December 8, 2009, the Company and others, filed a lawsuit against the Objecting Party, Elbit Systems Holdings Ltd. ("Elbit") and the Company’s current directors, in the Petah Tikva District Court of Israel (“Court”), for damages in the amount of NIS 37.7 million (USD $10 million)  (the "Lawsuit"). The Lawsuit is based on the following factual background:

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

In the event the Company enters into a definitive agreement to acquire an operating company, the acquisition may not require stockholder approval, even if it constituted a change in control of the Company, provided the Company’s common stock is not then listed on a national exchange and the acquisition is structured so as not to require a stockholder vote under the Delaware code. Accordingly, stockholders may not be entitled to vote on any future acquisitions by the Company.

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

Forward Looking Statements

The statements discussed in this report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities & Exchange Commission.

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our Trust Account to holders of our IPO Shares.  As of June 30, 2010, we had approximately $29,842 of cash available for general corporate purposes.  As of June 30, 2010, our balance sheet reflected total liabilities of $142,676.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

As indicated in the accompanying financial statements, at June 30, 2010, the Company had $29,842 in cash, current liabilities of $142,676 and working capital deficit of $112,517. Further, the Company has incurred and expects to continue to incur expenses. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing is consummated.

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

Results of Operations

Net income (loss) of ($48,335) and ($5,458) reported for the six months ended June 30, 2010 and 2009 respectively, consists primarily of $2,360 and $138 of expenses for administrative services, and $63 and $16,412 for franchise taxes.  Our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We also will continue to pursue claims against Elbit.  The Company’s operations consist primarily of the Lawsuit and seeking a business combination target.

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

On May 19, 2009, we completed the distribution of cash from our trust account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and in connection with the Redemption, we issued an aggregate of 359,402 shares of New Common Stock.  Holders of the New Common Stock own approximately 10% of the Company’s aggregate outstanding shares of common stock.  Any units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted evaluations of the Company’s disclosure controls and procedures. As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

Based on this evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II
OTHER INFORMATION

Item 1 Legal Proceedings

On December 8, 2009, the Company and the Company’s current directors, filed a lawsuit against the Objecting Party, Elbit Systems Holdings Ltd. ("Elbit") and the Company’s current directors, in the Petah Tikva District Court of Israel (“Court”), for damages in the amount of NIS 37.7 million (USD $10 million)  (the "Lawsuit"). The Lawsuit is based on the following factual background:

f.
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

g.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize a Business Combination by October 18, 2008;

h.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

i.	That after lengthy negotiations, a definitive agreement was finalized and signed in early October 2008;

j.
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

PINPOINT ADVANCE CORP.

Dated: August 16, 2010	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: August 16, 2010	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)