Form 10-Q
period 2010-09-30
Pinpoint Advance CORP
filed 2010-11-15
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
☒ Yes ☐ No

As of November 15, 2010 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1: FINANCIAL STATEMENTS.

 PINPOINT ADVANCE CORP.
(a development stage corporation)

FINANCIAL STATEMENTS
as of September 30, 2010

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	September 30, 2010	September 30, 2009	December 31, 2009

ASSETS

Current assets
Cash	$20,336	$435	$8,071
Deposit	317	317	317
Cash held in trust (Note 1)		-	-
Prepaid expense and other accounts receivable	6,333	50,563	76,425
Total Assets	$26,986	$51,315	$84,813

LIABILITIES AND STOCKHOLDERS’ DIFINCY
Current Liabilities
Accrued expenses and other accounts payable	150,718	25,930	148,995
Total current liabilities	150,718	25,930	148,995

Commitments (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313	313
Additional paid-in capital			-
Deficit accumulated during the development stage	(124,082)	25,035	(64,532)
Total stockholders’ deficit	(123,732)	25,385	(64,182)
Total liabilities and stockholders' deficiency	$26,986	$51,315	$84,813

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For 3 months ended September 30, 2010	For 3 months ended September 30, 2009	For 9 months ended September 30, 2010	For 9 months ended September 30, 2009	For the period from September 6, 2006 (inception) to September 30, 2010

State franchise tax	$27	$-	$90	$16,412	$109,930
Formation and operating costs		-		-	1,000
Other general and administrative expenses	9,997	(71,511)	55,909	107,847	1,341,048
Bank charges and interest expense	1,191	-	3,551	138	6,452
Loss from operation	(11,215)	(71,511)	(59,550)	(124,397)	(1,458,430)
Interest income (expense)	-	-	-	5,953	1,359,678
Income (loss) before provision for income tax	(11,215)	(71,511)	(59,550)	(130,350)	(98,752)
Provision for income tax		(22,168)		(174,235)	4,444
Net income (loss) for the period	$(11,215)	$(49,343)	$(59,550)	$43,885	$(103,196)

Accretion of trust fund relating to common stock subject to possible redemption	-	-	-	-	(3,042)
Net income (loss) attributable to other common stockholders	$(11,215)	$(49,343)	$(59,550)	$43,885	$(106,238)

Net earnings per share -
Basic and diluted	$-	$(0.01)	$(0.02)	$0.02

Weighted average shares outstanding
Basic	3,484,402	4,484,402	3,484,402	1,921,902
diluted	3,550,808	4,484,402	3,550,808	1,921,902

Net loss per share subject to possible conversion		-
Basic and diluted	-

Weighted average shares outstanding subject to possible conversion	-	-

Net loss per class A share
Basic and diluted	-	(0.02)	(0.02)	0.03

Weighted average class A shares outstanding

Basic and diluted	3,125,000	3,125,000	3,125,000	1,562,500

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to September 30, 2010

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	development stage	equity
Balance September 6, 2006 (inception)	—	$—			$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	—	—	24,917		25,000
Net loss for the period						(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	—	—	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	—	—	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	—	—	100	—	100
Proceeds from issuance of warrants	—	—	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	—	—	17,475,949	—	17,476,150
Net income for the period (audited)	—	—	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	—	—	19,000,986	270,332	19,271,582
Net loss for the period (audited)	—	—	—	—	—	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	—	—	—	—	962,500	—	962,500
Reclassification of common stock value subject to redemption to current liability	—	—	—	—	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788	264	—	—	—	(18,764)	(18,500)
Reclassification of redeemable shares	862,212	86	—	—	—	(86)	—
Shares decrease as a result of reverse split	(2,515,598)	(251)	—	—	251	—	—
Return and cancellation of initial stockholders common stock	(625,000)	(62)	—	—	62	—	—
Issuance of common stock to initial stockholders	—	—	3,125,000	313	(313)	—	—
Net loss for the period (audited)	—	—	—	—	—	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	—	$(64,532)	$(64,182)
Net Loss for the period (unaudited)						(59,550)	(59,550)
Balances at September 30,2010	359,402,	$37	3,125,000	313	—	$(124,082)	(123,732)

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS
	For 3 months ended September 30, 2010	For 3 months ended September 30,2009	For 9 months ended September 30,2010	For 9 months ended September 30,2009	For the period from September 6, 2006 (inception) to September 30, 2010

OPERATING ACTIVITIES
Net income (loss) for the period	$(11,215)	$49,343	$(59,550)	$43,885	$(103,196)
Increase (Decrease) in accrued expenses and other accounts payable	8,042	(94,703)	1,723	(50,071)	360,880
(Increase) Decrease in prepaid expenses and other accounts receivable	(6,333)	26,669	70,092	(39,452)	(6,333)
(Increase) Decrease in interest receivable in trust		-		-
Net cash provided (used) in operating activities	(9,506)	(18,691)	12,265	(45,638)	251,351

INVESTING ACTIVITIES
Cash contributed to Trust Fund	-	-	-	28,528,943	-
Net cash used in investing activities	-	-	-	28,528,943	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-		-	-	25,000
Proceeds from loans from related party	-		-	-	151,210
Payment of loans from related party	-		-	-	(151,210)
Deposit	-	(18,691)	-	-	(317)
Payment of Deferred offering cost	-		-	-	(210,161)
Proceeds from issuance of insider warrants	-		-	-	1,500,000
Proceeds from purchase of underwriter’s purchase option	-		-	-	100
Redemption of common stock	-		-	(28,491,250)	(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-		-	-	(8,506,963)
Net proceeds from sale of units through public offering allocable to:	-		-	-
Stockholders’ equity	-		-	-	18,438,650
	-		-	-
Net cash provided by financing activities	-	$(18,691)	-	$(28,491,250)	(231,015)

Net increase (Decrease) in cash	(9,506)	-	12,265	$(7,945)	20,336
Cash
Beginning of period	29,842	435	8,071	8,380
End of period	$20,336	$435	$20,336 $	$435	$20,336
Supplemental disclosure of non-cash activity:
Fair value of underwriter’s purchase option included in offering costs
Deferred legal fees against additional paid-in capital		-			738,750
Deferred underwriting fees against additional paid-in capital					100,000
Supplemental disclosure of cash flow information:					862,500
Cash paid during the period for income taxes
Cash paid during the period for interest			5,918	25,205	318,978
Supplemental disclosure of non-cash activity:				5,953	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Business Combination”). All activity from inception (September 6, 2006) through September 30, 2010 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.  Following the approval of our stockholders to continue our existence at a meeting of stockholders held on May 15, 2009, our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.  We also will continue to pursue certain claims of the Company against a third party in connection with our intended Business Combination, as described below.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

At a Special Meeting held on May 15, 2009, a majority of the Company stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Company’s initial public offering in an amount of $9.91 per share from the Company’s trust account and distribution of one share of new common stock for every eight IPO Shares redeemed.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and exchanged each share of common stock held by the initial stockholders for five shares of Class A Common Stock. The class A shares rights are identical to the new common shares rights.

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.

Going concern consideration As indicated in the accompanying financial statements, at September 30, 2010, the Company had $20,336 in cash, current liabilities of $150,718 and working capital deficit of $124,082. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of September 30, 2010.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at September 30, 2010.

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

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended September 30, 2010, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

Pursuant to the Underwriting Agreement, the Company was obligated to the underwriters for certain fees and expenses related to the Offering, including underwriting discounts of $2.2 million (with over allotment exercised). The Company paid $1.4 million of the underwriting discount upon closing of the Offering (including the over allotment). The Company and the underwriters have agreed that payment of the balance of the underwriting discount of $862.5 thousand will be deferred until consummation of the Business Combination.  Such underwriting discounts were forfeited due to the Company not having consummated a Business Combination within the allotted time.

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

NOTE 4- COMMITMENTS AND CONTINGENCIES

On December 8, 2009, the Company and others, filed a lawsuit against Elbit and others, in the Petah Tikva District Court of Israel, for damages in the amount of NIS 37.7 million ($10 million)  (the "Lawsuit"). The Lawsuit is based on the following factual background:

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

The Lawsuit is in preliminary stages. Defendants have filed a Statement of Defense, and pursuant to Court suggestion, the parties have submitted their dispute to mediation. Therefore the Company cannot opine on the likelihood of success at the present time.

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

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of its Offering, or 24 months from the consummation of the Offering if certain extension criteria had been satisfied.  In October 2008 the Company announced its termination of a letter of intent for potential business combination plans as well as its plan to distribute the amount held in the Trust Fund to its stockholders and to adopt a plan for continued corporate existence.

At a special meeting held on May 15, 2009, a majority of the Company’s stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence.  In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the Redemption of IPO Shares in the amount of $9.91 per share from the Trust Account, and distributed one share of New Common Stock for every eight IPO shares redeemed, for an aggregate of 359,402 shares of New Common Stock.  The stockholders also approved the creation of the Class A Stock and the exchange of each share of common stock owned by the Company’s founder for five shares of Class A Stock, for an aggregate of 3,125,000 shares of Class A Stock.

On December 8, 2009, the Company and others, filed a lawsuit against the Objecting Party, Elbit Systems Holdings Ltd. ("Elbit") in the Petah Tikva District Court of Israel (“Court”), for damages in the amount of NIS 37.7 million (USD $10 million)  (the "Lawsuit"). The Lawsuit is based on the following factual background:

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

The Lawsuit is in preliminary stages. Defendants have filed a Statement of Defense, and pursuant to Court suggestion, the parties have submitted their dispute to mediation. Therefore the Company cannot opine on the likelihood of success at the present time.

The Company continues to review new business opportunities for a potential business combination.  The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  In our efforts to analyze potential target companies or businesses, we will consider, among others, the following factors:

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

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our Trust Account to holders of our IPO Shares.  As of September 30, 2010, we had approximately $20,336 of cash available for general corporate purposes.  As of September 30, 2010, our balance sheet reflected total liabilities of $150,718.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

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

Results of Operations

Net income (loss) of ($59,550) and $43,885 reported for the nine months ended September 30, 2010 and 2009 respectively, consists primarily of $59,550 and $124,397 of expenses for administrative services, and $90 and $16,412 for franchise taxes.  Our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We also will continue to pursue claims against Elbit.  The Company’s operations consist primarily of the Lawsuit and seeking a business combination target.

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

PART II
OTHER INFORMATION

Item 1 Legal Proceedings

On December 8, 2009, the Company and others, filed a lawsuit against the Objecting Party, Elbit Systems Holdings Ltd. ("Elbit") in the Petah Tikva District Court of Israel (“Court”), for damages in the amount of NIS 37.7 million (USD $10 million)  (the "Lawsuit"). The Lawsuit is based on the following factual background:

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

The Lawsuit is in preliminary stages. Defendants have filed a Statement of Defense, and pursuant to Court suggestion, the parties have submitted their dispute to mediation. Therefore the Company cannot opine on the likelihood of success at the present time.

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

PINPOINT ADVANCE CORP.

Dated: November 15, 2010	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: November 15, 2010	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)