Form 10-K
period 2010-12-31
Pinpoint Advance CORP
filed 2011-03-31
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2010
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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2010, as reported on the OTC Bulletin Board, was approximately $0.

As of March 21, 2011, there were 3,484,402 shares of common stock, par value $.0001 per share, of the registrant outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

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

Overview

Pinpoint Advance Corp. (the “Company”, “we”, or “us”) is a blank check company. We were organized under the laws of the State of Delaware on September 6, 2006. We were formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Business Combination”).  On May 18, 2009, our Second Amended and Restated Certificate of Incorporation became effective, to (i) effectuate the redemption of shares (“IPO Shares”) issued in the Company’s initial public offering (“IPO”) for cash from the trust account (“Trust Account”) in the amount per share of $9.91 (the “Redemption”), and in connection with the Redemption, distribute to holders of the IPO Shares one new share of common stock (“New Common Stock”) for every eight IPO Shares redeemed; (ii) create a new class of common stock called Class A Common Stock and exchange each share of common stock issued by the Company prior to its IPO (“Founder Shares”) for five shares of Class A Common Stock; and (iii) eliminate the blank check company restrictions by amending Article THIRD and deleting Article SIXTH in its entirety to allow for the continuation of our corporate existence.

On May 19, 2009, we (i) completed the distribution of cash from our Trust Account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and (ii) issued an aggregate of 359,402 shares of New Common Stock in connection with the Redemption.  Holders of the New Common Stock currently own approximately 10% of the Company’s aggregate outstanding common equity.  All units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  The Company’s warrants remain outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007 and expire on April 19, 2011.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.

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

Our executive offices are located at 4 Maskit Street, Herzeliya, Israel 46700 and our telephone number at that location is 972-9-9500245. We currently have a website at www.pinpointac.com and consequently we make available on the Internet materials that we file with or furnish to the Securities and Exchange Commission. We will still provide electronic or paper copies of such materials free of charge upon request.

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

At a special meeting held on May 15, 2009, a majority of the Company’s stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence.  In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the Redemption in the amount of $9.91 per share from the Trust Account, and distributed one share of New Common Stock for every eight IPO Shares redeemed, for an aggregate of 359,402 shares of New Common Stock.  The stockholders also approved the creation of the Class A Stock and the exchange of each share of common stock owned by the Company’s founder for five shares of Class A Stock, for an aggregate of 3,125,000 shares of Class A Stock.

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

b.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely stockholders' approval, was compelled to finalize a Business Combination by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

d.	That after lengthy negotiations, a definitive agreement was finalized and signed in early October 2008;

e.
That Elbit's signature on the definitive agreement was withheld based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009; and

f.	That Elbeit’s remained a shareholder of Kinetics Shares after October 18, 2008.

The Lawsuit is in preliminary stages. The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants' lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness and without good faith (based inter alia, on representations made during negotiations). The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit's retention of the Kinetics Shares belongs to Pinpoint.

On February 22, 2010, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation is currently ongoing.

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

We presently have no employees apart from the officers named elsewhere herein.  Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until a business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors

Statements in this Annual Report that are not strictly historical in nature and are forward-looking statements. These statements may include, but are not limited to, statements about the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property, if any and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.

Factors that could cause actual results to differ materially from what is expressed or forecasted in our forward-looking statements include, but are not limited to, the following:

Risks Associated With Our Business

Our business is difficult to evaluate because we have no operating history.

As we have no operating history or revenue and only minimal assets following the liquidation of our Trust Account, there is a risk that we will be unable to continue as a going concern and consummate a business combination.  We have had no recent operating history nor any revenues or earnings from operations since inception.  Following the distribution of the Trust Account, we have had no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination and, therefore, our net operating losses may increase significantly.   The report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on the consummation of the business combination or raising substantial additional funds.

Our business will have no revenues unless and until we execute a business combination with an operating company or business.

We are a development stage shell company and have had no revenues from operations.  We may not realize any revenues unless and until we successfully execute a business combination with an operating company or business.

There is competition for those private companies suitable for a business combination of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking business combinations with small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

We have no arrangement, agreement or understanding with respect to engaging in a business combination with a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

The time and cost of preparing the target to prepare financial statements necessary to consummate a business combination with us may preclude us from entering into a business combination with the most attractive target companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a business combination.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the acquired company, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of a business combination.  Otherwise suitable prospects that do not have or are unable to obtain the required audited statements may be inappropriate for a business combination so long as the reporting requirements of the Exchange Act are applicable.

Any potential business combination with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

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

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, 5,000,000 shares of Class A Stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share.  As of December 31, 2010, there were 14,640,598 authorized but unissued shares of our common stock available for issuance, 1,875,000 shares of Class A Stock and all of the 1,000,000 shares of preferred stock available for issuance.  The issuance of additional shares of our common stock, Class A Stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Additionally, if we finance the purchase of assets or operations through the issuance of debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after an acquisition were insufficient to pay our debt obligations;

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

An acquisition of an operating company may not require the approval of our stockholders, so you may not be entitled to vote on such a business combination.

In the event the Company enters into a definitive agreement to acquire an operating company, the acquisition may not require stockholder approval, even if it constitutes a change in control of the Company, provided the Company’s common stock is not then listed on a national exchange and the acquisition is structured so as not to require a stockholder vote under the Delaware code. Accordingly, stockholders may not be entitled to vote on any future acquisition by, or of, the Company.

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

Because our common stock is considered a penny stock and is subject to the SEC’s penny stock rules broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

After the distribution of the Trust Account, our net tangible assets were less than $5,000,000 and our common stock has had a market price per share of less than $5.00, thus transactions in our common stock were and continue to be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Broker-dealers in our common stock may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

Prior to May 19, 2009, there was a limited public market for our common stock, which was quoted on the Over the Counter Bulletin Board (“OTCBB”).  Following the liquidation of our Trust Account, there has not been any public trading in the common stock.  We cannot assure you that an active market for our shares will be established or maintained in the future.  If we are unable to establish a public market for our common stock, holders will have no or limited liquidity.  Holders of our common stock may have to bear a complete loss of the value of their investment in us.

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

Until October 25, 2008, the 18 month anniversary of the completion of our IPO, we leased office space at which we maintain our executive offices at 4 Maskit Street, Herzeliya, Israel. The costs for this space was included in the $7,500 per-month fee New Pole Ltd., an affiliate of Ronen Zadok, our Chief Financial Officer, charged us for general and administrative services.  After October 25, 2008 and until December 31, 2010, New Pole Ltd. continued to permit our use of such space, and to provide us with general and administrative services, upon the same terms and conditions.  Currently, New Pole Ltd. permits our continued use of this space and provides general and administrative services free of charge.  We consider our current office space adequate for our current operations.

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

b.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely stockholders' approval, was compelled to finalize a Business Combination by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

d.	That after lengthy negotiations, a definitive agreement was finalized and signed in early October 2008;

e.
That Elbit's signature on the definitive agreement was withheld based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009; and

f.	That Elbeit’s remained a shareholder of Kinetics Shares after October 18, 2008.

The Lawsuit is in preliminary stages. The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants' lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness and without good faith (based inter alia, on representations made during negotiations). The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit's retention of the Kinetics Shares belongs to Pinpoint.

On February 22, 2010, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation is currently ongoing.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our warrants are traded on the OTCBB under the symbols PPACW.  On May 19, 2009, all Units were split into their respective warrant and common stock components.  On May 19, 2009, holders of the Company’s common stock had their stock exchanged eight for one for shares of New Common Stock.  On May 19, 2009, holders of our founder stock were issued Class A Stock in exchange for such founder stock.  As of May 19, 2009, there was no public market for our New Common Stock and Class A Stock.  Our warrants commenced public trading on June 1, 2007.  Following the distribution of the Trust Account on May 19, 2009, there has been no market for our warrants due to the sporadic and limited trading in such warrants.

	OTC Bulletin Board
	Pinpoint Advance Corp. Common Stock		Pinpoint Advance Corp. Warrants		Pinpoint Advance Corp. Units
	High	Low	High	Low	High	Low
Quarter ended September 30, 2009	$9.85	$9.68	$—	$—	$—	$—
Quarter ended June 30, 2009	$9.99	$9.80	$—	$—	$—	$—
Quarter ended December 31, 2008	$9.76	$9.28	$0.16	$0.0005	$10.105	$9.49

Holders

On March 21, 2011, there were 6 holders of record of our common stock, including the Class A Stock, and five holders of record of our warrants.

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

The Company had agreed that $28.37 million or $9.91 per Unit sold in the Offering was to be held in the Trust Account, of which $0.30 per Unit of the compensation to underwriters was deferred until consummation of the Business Combination.  The deferred compensation to underwriters was forfeited due to the Company’s inability to consummate a Business Combination within the time allotted in its Amended and Restated Certificate of Incorporation.

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

The Company believes a binding, definitive agreement was executed by all parties.  However, Elbit indicated its position that no binding agreement existed and that it did not wish to continue with negotiations, and therefore, the Company was unable to consummate the Business Combination.

On December 8, 2009, the Company and others, filed the Lawsuit in the Petah Tikva District Court of Israel, for damages in the amount of NIS 37.7 million (USD $10 million).

The Lawsuit is in preliminary stages. The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants' lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness and without good faith (based inter alia, on representations made during negotiations). The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit's retention of the Kinetics Shares belongs to Pinpoint.

On February 22, 2010 the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation is currently ongoing.

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

Results of Operations

Net income (Loss) of $(72,323) and $(45,682) reported for the years ended December 31, 2010 and 2009 respectively, consists for each year primarily of $67,264 and $221,804 of expenses for administrative services; $393 and $22,290 for franchise taxes; and $0 and $204,596 for federal income taxes, respectively.  Interest income from the Trust Account was $0 and $5,953 for the years ended December 31, 2010 and 2009 respectively.  The change in interest income resulted from the Company’s distribution of cash held in the Trust Account.

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

On May 19, 2009, the Company effectuated the redemption of the shares of common stock issued in the Offering in the amount of $9.91 per share from the Trust Account.

Liquidity and Capital Resources

At December 31, 2010, the Company had $15,636 in cash, current liabilities of $156,416 and a working capital deficit of $136,505. Further, the Company has incurred, and expects to continue to incur, costs.  The Company did not hold any cash equivalents as of December 31, 2010.  These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless the Company is able to obtain further financing.  The directors of the Company have in the past loaned money to the Company to finance its operations.  They may but are not obligated to provide additional funds to the company.  As of the date of this Report, there were no commitments from any of the directors to provide such funds.  If the Company is unable to obtain financing on favorable terms, or at all, it will not be able to continue operating with its current resources.  Management has no current plans to raise additional capital.

The Company's restricted cash and cash equivalents were held in the Trust Account until May 19, 2009 and were invested in a money market fund. The Company recognized interest income of $1,359,678 from inception (September 6, 2006) to May 19, 2009.  The Company distributed all cash from its Trust Account as part of the Redemption.

The cash and cash equivalent held in the Trust Account prior to May 19, 2009 was generated by the proceeds from the Offering of approximately $28,750,000, the proceeds of the sale of founder securities of $1,500,000, and $1,365,361 of interest earned on such funds.

The warrants issued in the Offering are currently outstanding in accordance with their terms and will become exercisable upon the consummation of a business combination.

In connection with the IPO, our underwriter agreed to defer payment of the remaining three percent (3%) of the gross proceeds ($862,500) until completion of a Business Combination. Due to the inability of the Company to consummate a Business Combination within the allotted time, the 3% deferred fee was forfeited by the underwriter and was returned to our public stockholders from the Trust Account upon the distribution of the Trust Account.

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

Recent Accounting Pronouncements

The Company does not believe any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Certifying Officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our Certifying Officers, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this Annual Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2010.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm, pursuant to the SEC’s rules for smaller reporting companies.

Changes in Internal Controls

During the quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are listed below. None of such persons are, or have been, involved with any other blank check companies.

Name	Age	Position
Adiv Baruch	49	President, Chief Executive Officer and Director
Ronen Zadok	51	Chief Financial Officer, Secretary and Director
Yoav Schwalb	51	Director
Yaron Schwalb	47	Chief Technology Officer and Director

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

Mr. Ronen Zadok has been our Chief Financial Officer, Secretary and Director since inception. Since October 1999 to 2005 he has been a managing partner in Signum Ltd., a privately held company focusing on turnaround management services for corporations. Currently, he is a Director in Applisonix, a listed company on the Tel Aviv Stock Exchange (TASE: APLS) and in Global Factoring an out of bank funding company. He is also a managing partner of New Pole Ltd., a newly formed, privately held investment company. From October 2002 to May 2004, he was a director of Ness Technologies (NASDAQ: NSTC). From 1995 to October 1999, Mr. Zadok was CEO and a Director of Clal-Ipex, a joint venture company with Clal (Israel's largest conglomerate at that time), specializing in IT professional and outsourcing services. From July 1992 to 1995, Mr. Zadok was the CFO and Co-Founder of Ipex Israel Ltd., a software and IT services company which was acquired by Ness Technologies. From 1990 to 1992, Mr. Zadok was Director of Marketing - financial services for Ipex ITG Australia, an IT products, services and outsourcing company. Mr. Zadok holds a B.A. in Economics and Business Administration, a B.A. in accounting and an MBA in finance and accounting, all from Tel Aviv University.

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

Board Committees

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

Audit Committee and Audit Committee Financial Expert

The Board of Directors, which is performing the equivalent functions of an audit committee, has pre-approved all audit services provided by the independent auditors, and the compensation, fees and terms for such services.  No permitted non-audit services were provided or approved by the Board of Directors.  We do not have a Audit Committee Financial Expert at this time and will not have one until we consummate a business combination.

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

Compensation Discussion and Analysis

The Company’s officers and directors do not currently and have not in the last completed fiscal year received any compensation for services rendered to the Company.  In future periods, subsequent to the consummation of a business combination, the Company anticipates that it will pay compensation to its officers and directors.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not feel a compensation committee is necessary prior to a business combination as there is no salary, fees or other compensation currently being paid to our officers or directors other than as disclosed in this Annual Report.  The entire board has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussions of this item, the board of directors believes the Compensation Discussion and Analysis should be included in this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the New Common Stock and Class A Stock as of March 22, 2011, based on information contained in filings pursuant to Section 13(d) and 13(g) of the Exchange Act, with respect to the beneficial ownership of shares of such securities by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares

•	of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial Ownership of Securities

Name and Address of Beneficial Owner (1)	No. of Shares (2)	Percentage of Common Stock (3)
Ronen Zadok	703,125	20.18%
Adiv Baruch	703,125	20.18%
Yaron Schwalb	703,125	20.18%
Yoav Schwalb	703,125	20.18%
All directors and executive officers as a group (4 individuals)	2,812,500	80.72%

(1)	Unless otherwise indicated, the business address of each of the individuals is 4 Maskit Street, Herzeliya, Israel 46700.

(2)	Unless otherwise indicated, all ownership is direct beneficial ownership of Class A Stock.

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

There are no securities authorized for issuance under equity compensation plans.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

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

During the fiscal year ended December 31, 2010, the firm of BDO Seidman LLP which we refer to as BDO, was our principal accountant.  BDO manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO LLP in connection with statutory and regulatory filings.  We have been billed approximately $11,000 in connection with our December 31, 2010 year end audit.

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

Tax Fees. Fees for professional services rendered by BDO for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2010 were approximately $2,000.

All Other Fees.  There were no fees billed by BDO for any other professional services rendered from the date of our inception through December 31, 2010.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

FINANCIAL STATEMENTS

as of December 31, 2010

In U.S. Dollars

BDO Ziv Haft

Head Office: Amot Bituach House Bldg. B
48 Dereh Menahem Begin Rd.
Tel Aviv 66180, Israel
www.bdo.co.il E-mail: bdo@bdo.co.il

Report of independent Registered Public Accounting Firm

Board of Directors and Stockholders
PINPOINT ADVANCE CORP.

We have audited the accompanying balance sheets of PINPOINT ADVANCE CORP. a corporation in the development stage (The "Company") as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity, and cash flows for the each of the two years in the period ended December 31, 2010 and for the period from inception (September 6, 2006) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the each of the two years in the period and for the period from inception (September 6, 2006) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a remaining cash balance of $15,636, current liabilities of $156,416, accumulated deficit of $136,855. The possibility that such further financing and acquisitions will not be consummated raises substantial doubt as to its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1.

Tel-Aviv, Israel
March 30, 2011

Ziv Haft
Certified Public Accountants (Isr.)
BDO Member Firm

Tel Aviv: Tel: 972(0)3-6386868 Fax: 972(0)3-6394320
Haifa: Tel: 972(0)4-8680600 Fax: 972(0)4-8620866
Kiryat Shmona: Tel: 972(0)4-6951389 Fax: 972(0)4-6950004
Jerusalem: Tel: 972(0)2-6546200 Fax: 972(0)2-6526633
Be'er Sheva: Tel: 972(0)77-6900700 Fax: 972(0)8-6368714
Be'ne Braq: Tel: 972(0)73-7145300 Fax: 972(0)73-7145317

ISO 9001:2008 IQC

BDO Israel, an Israeli partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms. BDO is the brand name for the BDO network and for each of the BDO Member Firms

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current assets
Cash	$15,636	$8,071
Deposit	317	317
Cash held in trust (Note 1)	-	-
Prepaid expense and other accounts receivable	3,958	76,425
Total Assets	$19,911	$84,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	19,980	16,074	*
Related party	136,436	132,921	*
Total current liabilities	156,416	148,995

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313
Additional paid-in capital		-
Deficit accumulated during the development stage	(136,855)	(64,532)
Total stockholders’ deficit	(136,505)	(64,182)
Total liabilities and stockholders' deficiency	$19,911	$84,813

*	Reclassified

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from September 6, 2006 (inception) to December 31, 2009	For the period from September 6, 2006 (inception) to December 31, 2010
State franchise tax	$393	$22,290	$109,840	$110,233
Formation and operating costs	-	-	1,000	1,000
Other general and administrative expenses	67,264	221,804	1,285,139	1,352,403
Bank charges	4,666	231	2,901	7,567
Loss from operation	(72,323)	(244,325)	(1,398,880)	(1,471,203)
Interest income	-	5,953	1,359,678	(1,359,678
Loss before provision for income tax	(72,323)	(250,278)	(39,202)	(111,525)
Income tax benefit	-	204,596	4,444	4,444
Net Loss for the period	$(72,323)	$(45,682)	$(43,646)	$(115,969)

Accretion of trust fund relating to common stock subject to possible redemption	-	-	(3,042)	(3,042)
Net Loss attributable to other common stockholders	$(72,323)	$(45,682)	$(46,688)	$(119,011)

Net loss per share -
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	3,484,402	2,941,820

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to December 31, 2010

						Deficit
						accumulated
						during
			Common stock,		Additional	the	Total
	Common stock		Class A		Paid-in	development	Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Balance September 6, 2006 (inception)	—	$—			$—	$—	$—
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	—	—	24,917		25,000
Net loss for the period						(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	—	—	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	—	—	20	—	—
Proceeds from sale of underwriter’s purchase option	—	—	—	—	100	—	100
Proceeds from issuance of warrants	—	—	—	—	1,500,000	—	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	—	—	17,475,949	—	17,476,150
Net income for the period (audited)	—	—	—	—	—	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	—	—	19,000,986	270,332	19,271,582
Net loss for the period (audited)	—	—	—	—	—	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	—	—	—	—	—	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	—	—	—	—	962,500	—	962,500
Reclassification of common stock value subject to redemption to current liability	—	—	—	—	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788	264	—	—	—	(18,764)	(18,500)
Reclassification of redeemable shares	862,212	86	—	—	—	(86)	—
Shares decrease as a result of reverse split	(2,515,598)	(251)	—	—	251	—	—
Return and cancellation of initial stockholders common stock	(625,000)	(62)	—	—	62	—	—
Issuance of common stock to initial stockholders	—	—	3,125,000	313	(313)	—	—
Net loss for the period (audited)	—	—	—	—	—	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	—	$(64,532)	$(64,182)
Net loss for the period (audited)	—	—	—	—	—	(72,323)	(72,323)
Balances at December 31,2010	359,402,	$37	3,125,000	313	—	$(136,855)	(136,505)

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from September 6, 2006 (inception) to December 31, 2009	For the period from September 6, 2006 (inception) to December 31, 2010
OPERATING ACTIVITIES
Net (Loss) income for the period	(72,323)	$(45,682)	$(43,646)	(115,969)
Increase (Decrease) in accrued expenses and other accounts payable	7,421	(72,994)	359,156	366,577
(Increase) Decrease in prepaid expenses and other accounts receivable	72,467	65,314	(76,425)	(3,957)
Net cash provided (used) in operating activities	7,565	(38,002)	239,085	246,651

INVESTING ACTIVITIES
Cash contributed to Trust Fund	-	28,528,943	-	-
Net cash used in investing activities	-	28,528,943	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000	25,000
Proceeds from loans from related party	-	-	151,210	151,210
Payment of loans from related party	-	-	(151,210)	(151,210)
Deposit	-	-	(317)	(317)
Short term bank credit	-	-	-	-
Payment of Deferred offering cost	-	-	(210,161)	(210,161)
Proceeds from issuance of insider warrants	-	-	1,500,000	1,500,000
Proceeds from purchase of underwriter’s purchase option	-	-	100	100
Redemption of common stock		(28,491,250)	(28,491,250)	(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	8,506,963	8,506,963
Net proceeds from sale of units through public offering allocable to:	-	-
Stockholders’ equity			18,438,650	18,438,650
Net cash provided by financing activities	-	$(28,491,250)	$(231,015)	$(231,015)

Net increase (Decrease) in cash	7,565	$(309)	$8,071	15,636
Cash
Beginning of period	8,071	8,380	-
End of period	15,636	$8,071	$8,071	15,636
Fair value of underwriter’s purchase option included in offering costs		-	738,750	738,750
Deferred legal fees against additional paid-in capital		-	100,000	100,000
Deferred underwriting fees against additional paid-in capital		-	862,500	862,500
Cash paid during the period for income taxes		25,205	5,918	25,205
Cash paid during the period for interest		5,953		5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through December 31, 2010 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Going concern consideration As indicated in the accompanying financial statements, at December 31, 2010, the Company had $15,636 in cash, current liabilities of $156,416 and working capital deficit of $136,505. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 31, 2010.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2010.

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

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”) and, the SEC, to determine the impact of new pronouncements on US GAAP and the impact on the Company. In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place. All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (“ASU”). The ASC was effective during the period ended December 31, 2009. Adoption of the ASC did not have an impact on the Company’s financial position, results of operations or cash flows.

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

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. The ASU was adopted during the period ended December 31, 2010, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

In connection with the Offering, the Company entered into an engagement agreement (the “Engagement Agreement”) with its legal counsel in the Offering.  Pursuant to the Engagement Agreement, the Company was obligated to its legal counsel for certain fees and expenses related to the Offering, including an aggregate legal fee of $250,000.  The Company paid $150,000 of the legal fee upon closing of the Offering and the legal consul waved the other $100,000

The Company was unable to consummate a business combination within the time allotted and all deferred legal fees and deferred underwriter fees were distributed to stockholders as part of the trust distribution.

As discussed in Note 1, those fees have been reclassified to the Additional Paid-in capital.

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

b.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely stockholders' approval, was compelled to finalize a Business Combination by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

d.	That after lengthy negotiations, a definitive agreement was finalized and signed in early October 2008;

e.
That Elbit's signature on the definitive agreement was withheld based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009; and

f.	That Elbeit’s remained a shareholder of Kinetics Shares after October 18, 2008.

The Lawsuit is in preliminary stages. The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants' lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness and without good faith (based inter alia, on representations made during negotiations). The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit's retention of the Kinetics Shares belongs to Pinpoint.

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation is currently ongoing.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

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

The warrants that the Company issued in the initial public offering remain outstanding with no changes in the original terms.

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

PINPOINT ADVANCE CORP.

Dated: March 31, 2011	By:	/s/ Adiv Baruch
Name: Adiv Baruch
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adiv Baruch	President and Chief Executive Officer	March 31, 2011
Adiv Baruch	(principal executive officer)

/s/ Ronen Zadok	Chief Financial Officer and Secretary	March 31, 2011
Ronen Zadok	(principal financial and accounting officer)

/s/ Yoav Schwalb	Director	March 31, 2011
Yoav Schwalb

/s/ Yaron Schwalb	Director	March 31, 2011
Yaron Schwalb