Form 10-Q
period 2011-03-31
Pinpoint Advance CORP
filed 2011-05-16
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1: FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.
(a development stage corporation)

FINANCIAL STATEMENTS
as of March 31, 2011

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	March 31, 2011	March 31, 2010	December 31, 2010

ASSETS

Current assets
Cash	$3,930	$2,123	$15,636
Deposit	317	317	317
Cash held in trust (Note 1)	-	-	-
Prepaid expense and other accounts receivable	1,583	71,925	3,958
Total Assets	$5,830	$74,365	$19,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	$39,373	$25,104 *	19,980
Related party	137,521	133,508	136,436
Total current liabilities	176,894	158,162	156,416

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313	313
Deficit accumulated during the development stage	(171,414)	(84,147)	(136,855)
Total stockholders’ deficit	(171,064)	(83,797)	(136,505)
Total liabilities and stockholders' deficiency	$5,830	$74,365	$19,911

* Reclassification

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	Period ended March 31, 2011	Period Ended March 31, 2010	For the period from September 6, 2006 (inception) to March 31, 2011

State franchise tax	$92	$36	$110,325
Formation and operating costs	-	-	1,000
Other general and administrative expenses	33,376	18,491	1,385,779
Bank charges and interest expense	1,091	1,089	8,658
Loss from operation	34,559	19,616	1,505,762
Interest income	-	-	1,359,678
Loss before provision for income tax	34,559	19,616	146,084
Provision for income tax "(tax benefit)"	-	-	4,444
Net Loss for the period	$34,559	$19,616	$150,528

Accretion of trust fund relating to common stock subject to possible redemption	-	-	3,042
Net Loss attributable to other common stockholders	$34,559	$19,616	$153,570

Net loss per share -
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic and diluted	3,484,402	3,484,402

Net loss per class A share
Basic and diluted	$(0.01)	$(0.01)

Weighted average class A shares outstanding	3,125,000	3,125,000

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

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to March 31, 2010

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	development stage	equity
Shares decrease as a result of reverse split	(2,515,598)	(251)	—	—	251	—	—
Return and cancellation of initial stockholders common stock	(625,000)	(62)	—	—	62	—	—
Issuance of common stock to initial stockholders	—	—	3,125,000	313	(313)	—	—
Net loss for the period (audited)	—	—	—	—	—	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	—	$(64,532)	$(64,182)
Net Loss for the period (audited)						(72,323)	(72,323)
Balances at December 31,2010	359,402	$37	3,125,000	313	—	$(136,855)	(136,505)
Net Los for the period (unaudited)	-	-	-	-	-	(34,559)	(34,559)
Balances at March 31, 2011	359,402	37	3,125,000	313	-	(171,414)	(171,064)

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	Period ended March 31, 2011	Period Ended March 31, 2010	For the period from September 6, 2006 (inception) to March 31, 2011
OPERATING ACTIVITIES
Net (loss) income for the period	$(34,559)	$(19,616)	$(150,528)
Increase (Decrease) in accrued expenses and other accounts payable	20,478	9,168	387,055
(Increase) Decrease in prepaid expenses and other accounts receivable	2,375	4,500	(1,582)

Net cash provided (used) in operating activities	(11,706)	(5,948)	234,945

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Proceeds from loans from related party	-	-	151,210
Payment of loans from related party	-	-	(151,210)
Deposit	-	-	(317)
Payment of Deferred offering cost	-	-	(210,161)
Proceeds from issuance of insider warrants			1,500,000
Proceeds from purchase of underwriter’s purchase option			100
Redemption of common stock			(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	8,506,963
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	-	-	18,438,650
Net cash provided by financing activities	$-	-	$(231,015)

Net (Decrease) increase in cash	$(11,706)	(5,948)	$3,930
Beginning of period	15,636	8,071	-
End of period	$3,930	2,123	$3,930

Supplemental disclosure of non-cash activity:

Fair value of underwriter’s purchase option included in offering costs	-	-	738,750
Deferred legal fees against additional paid-in capital			100,000
Deferred underwriting fees against additional paid-in capital	-	-	862,500
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	-	5,918	25,205
Cash paid during the period for interest	-	-	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Business Combination”). All activity from inception (September 6, 2006) through March 31, 2011 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.  Following the approval of our stockholders to continue our existence at a meeting of stockholders held on May 15, 2009, our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.  We also will continue to pursue certain claims of the Company against a third party in connection with our intended Business Combination, as described below.

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

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.   (See Note 8)

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Going concern consideration As indicated in the accompanying financial statements, at March 31, 2011, the Company had $3,930 in cash, current liabilities of $176,894 and working capital deficit of $171,064. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of March 31, 2011.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2011.

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

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per Share. (See Footnote 8 – Subsequent Events)

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 6- WARRANTS AND OPTION TO PURCHASE COMMON STOCK

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

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per Share.  (See Note 8).

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

NOTE 8- SUBSEQUENT EVENTS

On April 19, 2011, the Company’s warrants expired.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our annual report on Form 10-K for the fiscal year ended December 31, 2010 (“Annual Report”) and Risk Factors contained in such Annual Report.

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

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our Trust Account to holders of our IPO Shares.  As of March 31, 2011, we had approximately $3,930 of cash available for general corporate purposes.  As of March 31, 2011, our balance sheet reflected total liabilities of $176,894.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

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

Results of Operations

Net loss of $34,559 and $19,616 reported for the three months ended March 31, 2011 and 2010 respectively, consists primarily of $33,376 and $18,491 of expenses for administrative services, and $92 and $ 36 for franchise taxes.  Our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We also will continue to pursue claims against Elbit.  The Company’s operations consist primarily of the Lawsuit and seeking a business combination target.

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

On May 19, 2009, we completed the distribution of cash from our trust account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and in connection with the Redemption, we issued an aggregate of 359,402 shares of New Common Stock.  Holders of the New Common Stock own approximately 10% of the Company’s aggregate outstanding shares of common stock.  Any units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.  Pursuant to the Warrant Agreement, the Company’s warrants expired April 19, 2011.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PINPOINT ADVANCE CORP.

Dated: May 16, 2011	/s/ Adiv Baruch
Adiv Baruch
President and Chief Executive Officer
(Principal executive officer)

Dated: May 16, 2011	/s/ Ronen Zadok
Ronen Zadok
Chief Financial Officer and Secretary
(Principal financial and accounting officer)