Form 10-Q
period 2011-06-30
Pinpoint Advance CORP
filed 2011-08-15
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☒ Yes ☐ No

As of August 15, 2011 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1: FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.
(a development stage corporation)

FINANCIAL STATEMENTS
as of June 30, 2011

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	June 30, 2011	June 30, 2010	December 31, 2010

ASSETS

Current assets
Cash	$13,318	$29,842	$15,636
Deposit	317	317	317
Cash held in trust (Note 1)		-	-
Prepaid expense and other accounts receivable	7,242	-	3,958
Total Assets	$20,877	$30,159	$19,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	$12,158	$8,538 *	$19,980
Related party	188,986	134,138	136,436
Total current liabilities	201,144	142,676	156,416

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313	313
Deficit accumulated during the development stage	(180,617)	(112,867)	(136,855)
Total stockholders’ deficit	(180,267)	(112,517)	(136,505)
Total liabilities and stockholders' deficiency	$20,877	$30,159	$19,911
* Reclassification

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For 3 months ended June 30, 2011	For 3 months ended June 30, 2010	For 6 months ended June 30, 2011	For 6 months ended June 30, 2010	For the period from September 6, 2006 (inception) to June 30, 2011

State franchise tax	$-	$27	$92	$63	$110,325
Formation and operating costs	-	-	-	-	1,000
Other general and administrative expenses	7,733	27,421	41,109	45,912	1,393,512
Bank charges and interest expense	1,470	1,271	2,561	2,360	10,128
Loss from operation	(9,203)	(28,719)	(43,762)	(48,335)	(1,514,965)
Interest income (expense)	-	-	-	-	1,359,678
Loss before provision for income tax	(9,203)	(28,719)	(43,762)	(48,335)	(155,287)
Provision for income tax"(tax benefits)"	-	-	-	-	4,444
Net loss for the period	$(9,203)	$(28,719)	$(43,762)	$(48,335)	$(159,731)
Accretion of trust fund relating to common stock subject to possible redemption	-	-	-	-	(3,042)
Net loss attributable to other common stockholders	$(9,203)	$(28,719)	$(43,762)	$(48,335)	$(162,773)
Net loss per share - Basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding Basic and diluted	3,484,402	3,484,402	3,484,402	3,484,402
Net loss per class A share Basic and diluted	-	(0.01)	(0.01)	(0.02)
Weighted average class A shares outstanding	3,125,000	3,125,000	3,125,000	3,125,000

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to June 30, 2010

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	development stage	equity
Balance September 6, 2006 (inception)	0	$0			$0	$0	$0
Common stock issued September 6, 2006 at $.0001 per share	828,125	83	0	0	24,917		25,000
Net loss for the period						(8,140)	(8,140)
Balances at December 31, 2006	828,125	83	0	0	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)	(20)	0	0	20	0	0
Proceeds from sale of underwriter’s purchase option	0	0	0	0	100	0	100
Proceeds from issuance of warrants	0	0	0	0	1,500,000	0	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788	201	0	0	17,475,949	0	17,476,150
Net income for the period (audited)	0	0	0	0	0	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	0	0	0	0	0	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788	264	0	0	19,000,986	270,332	19,271,582
Net loss for the period (audited)	0	0	0	0	0	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	0	0	0	0	0	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	0	0	0	0	962,500	0	962,500
Reclassification of common stock value subject to redemption to current liability	0	0	0	0	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788	264	0	0	0	(18,764)	(18,500)
Reclassification of redeemable shares	862,212	86	0	0	0	(86)	0

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to June 30, 2010

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	development stage	Equity
Shares decrease as a result of reverse split	(2,515,598)	(251)	0	0	251	0	0
Return and cancellation of initial stockholders common stock	(625,000)	(62)	0	0	62	0	0
Issuance of common stock to initial stockholders	0	0	3,125,000	313	(313)	0	0
Net loss for the period (audited)	0	0	0	0	0	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	0	$(64,532)	$(64,182)
Net Loss for the period (audited)						72,323	72,323
Balances at December 31,2010	359,402	$37	3,125,000	313	0	$(136,855)	(136,505)
Net Los for the period (unaudited)	0	0	0	0	0	43,762	43,762
Balances at June 30, 2011	359,402	37	3,125,000	313	0	(180,617)	180,267

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS
	For 3 months ended June 30, 2011	For 3 months ended June 30,2010	For 6 months ended June 30,2011	For 6 months ended June 30,2010	For the period from September 6, 2006 (inception) to June 30, 2011

OPERATING ACTIVITIES
Net loss for the period	$(9,203)	$(28,719)	$(43,762)	$(48,335)	$(159,731)
Increase (Decrease) in accrued expenses and other accounts payable	24,250	(15,487)	44,728	(6,319)	411,305
(Increase) Decrease in prepaid expenses and other accounts receivable	(5,659)	71,925	(3,284)	76,425	(7,241)
Net cash provided (used) in operating activities	9,388	27,719	(2,318)	21,771	244,333

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	0	0	0	0	25,000
Proceeds from loans from related party	0	0	0	0	151,210
Payment of loans from related party	0	0	0	0	(151,210)
Deposit	0	0	0	0	(317)
Payment of Deferred offering cost	0	0	0	0	(210,161)
Proceeds from issuance of insider warrants	0	0	0	0	1,500,000
Proceeds from purchase of underwriter’s purchase option	0	0	0	0	100
Redemption of common stock	0	0	0	0	(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	0	0	0	0	- 8,506,963
Net proceeds from sale of units through public offering allocable to:	0	0	0	0
Stockholders’ equity	0	0	0	0	18,438,650
	0	0	0	0
Net cash provided by financing activities	0	$0	0	0	(231,015)

Net increase (Decrease) in cash	9,388	27,719	2,318	21,771	13,318
Cash
Beginning of period	3,930	2,123	15,636	8,071	0
End of period	$13,318	$29,842	$13,318	29,842	$13,318

Supplemental disclosure of non-cash activity:
Fair value of underwriter’s purchase option included in offering costs	0	0	0	0	738,750
Deferred legal fees against additional paid-in capital	0	0	0	0	100,000
Deferred underwriting fees against additional paid-in capital	0	0	0	0	862,500
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	0	0	0	5,918	318,978
Cash paid during the period for interest	0	0	0	0	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through June 30, 2011 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.  Following the approval of our stockholders to continue our existence at a meeting of stockholders held on May 15, 2009, our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.  We also will continue to pursue certain claims of the Company against a third party in connection with our intended Business Combination, as described below.

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

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.   On April 19, 2011, the Company’s warrants expired.

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Going concern consideration As indicated in the accompanying financial statements, at June 30, 2011, the Company had $3,930 in cash, current liabilities of $13,318 and working capital deficit of $180,267. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of June 30, 2011.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2011.

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

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful.  The lawsuit has been referred back to the Court.

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

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per Share. On April 19, 2011, the Company’s warrants expired.

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

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per Share.  On April 19, 2011, the Company’s warrants expired.

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

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful and as a result the case was referred back to the Court.

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

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our Trust Account to holders of our IPO Shares.  As of June 30, 2011, we had approximately $13,318 of cash available for general corporate purposes.  As of June 30, 2011, our balance sheet reflected total liabilities of $201,144.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

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

Results of Operations

Net loss of $43,762 and $48,335 reported for the six months ended June 30, 2011 and 2010 respectively, consists primarily of $43,670 and $48,772 of expenses for administrative services, and $92 and $63 for franchise taxes.  Our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We also will continue to pursue claims against Elbit.  The Company’s operations consist primarily of the Lawsuit and seeking a business combination target.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful and the lawsuit was referred back to the Court.

Item 6.               Exhibits

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINPOINT ADVANCE CORP.

Dated: August 15, 2011	/s/ Adiv Baruch
Adiv Baruch
President and Chief Executive Officer
(Principal executive officer)

Dated: August 15, 2011	/s/ Ronen Zadok
Ronen Zadok
Chief Financial Officer and Secretary
(Principal financial and accounting officer)