Form 10-Q
period 2011-09-30
Pinpoint Advance CORP
filed 2011-11-16
CIK 1377490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
☒ Yes ☐ No

As of November 15, 2011 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1: FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.
(a development stage corporation)

FINANCIAL STATEMENTS

as of September 30, 2011

In U.S. Dollars

PINPOINT ADVANCE CORP.
(A development stage corporation)
BALANCE SHEETS

	September 30, 2011	September 30, 2010	December 31, 2010

ASSETS

Current assets
Cash	$3,851	$20,336	$15,636
Deposit	317	317	317
Cash held in trust (Note 1)		-	-
Prepaid expense and other accounts receivable	5,267	6,333	3,958
Total Assets	$9,435	$26,986	$19,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	$14,485	$15,395 *	$19,980
Related party	200,552	135,323	136,436
Total current liabilities	215,037	150,718	156,416

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313	313
Deficit accumulated during the development stage	(205,952)	(124,082)	(136,855)
Total stockholders’ deficit	(205,602)	(123,732)	(136,505)
Total liabilities and stockholders' deficiency	$9,435	$26,986	$19,911
* Reclassification

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF OPERATIONS

	For 3 months ended September 30, 2011	For 3 months ended September 30, 2010	For 9 months ended September 30, 2011	For 9 months ended September 30, 2010	For the period from September 6, 2006 (inception) to September 30, 2011

State franchise tax	$-	$27	$92	$90	$110,325
Formation and operating costs	-	-	-	-	1,000
Other general and administrative expenses	23,603	9,997	64,712	55,909	1,417,115
Bank charges and interest expense	1,732	1,191	4,293	3,551	11,860
Loss from operation	(25,335)	(11,215)	(69,097)	(59,550)	(1,540,300)
Interest income (expense)	-	-	-	-	1,359,678
Loss before provision for income tax	(25,335)	(11,215)	(69,097)	(59,550)	(180,622)
Provision for income tax"(tax benefits)"	-	-	-	-	4,444
Net loss for the period	$(25,335)	$(11,215)	$(69,097)	$(59,550)	$(185,066)
Accretion of trust fund relating to common stock subject to possible redemption	-	-	-	-	(3,042)
Net loss attributable to other common stockholders	$(25,335)	$(11,215)	$(69,097)	$(59,550)	$(188,108)
Net loss per share -
Basic and diluted	$(0.01)	$-	$(0.02)	$(0.02)
Weighted average shares outstanding
Basic and diluted	3,484,402	3,484,402	3,484,402	3,484,402
Net loss per class A share
Basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)
Weighted average class A shares outstanding	3,125,000	3,125,000	3,125,000	3,125,000

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to September 30, 2010

	Common stock			Common stock, Class A		Additional Paid-in	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount		Shares	Amount	capital	stage	equity
Balance September 6, 2006 (inception)	---	$	---			$ ---	$ ---	$ ---
Common stock issued September 6, 2006 at $.0001 per share	828,125		83	---	---	24,917		25,000
Net loss for the period				0	0		(8,140)	(8,140)
Balances at December 31, 2006	828,125		83	---	---	24,917	(8,140)	16,860
Shares decreased as a result of a reverse split	(203,125)		(20)	---	---	20	---	---
Proceeds from sale of underwriter’s purchase option	---		---	---	---	100	---	100
Proceeds from issuance of warrants	---		---	---	---	1,500,000	---	1,500,000
Sale of 2,875,000 units through public offering net of underwriter’s discount and offering expenses and net of $8,506,963 of proceeds allocable to 862,212 shares of common stock subject to possible conversion	2,012,788		201	---	---	17,475,949	---	17,476,150
Net income for the period (audited)	---		---	---	---	---	397,249	397,249
Accretion of trust fund relating to common stock subject to possible conversion	---		---	---	---	---	(118,777)	(118,777)
Balances at December 31, 2007	2,637,788		264	---	---	19,000,986	270,332	19,271,582
Net loss for the period (audited)	---		---	---	---	---	(387,073)	(387,073)
Accretion of trust fund relating to common stock subject to possible conversion	---		---	---	---	---	115,735	115,735
Reclassification of underwriting and legal fees to additional paid-in capital	---		---	---	---	962,500	---	962,500
Reclassification of common stock value subject to redemption to current liability	---		---	---	---	(19,963,486)	(17,758)	(19,981,244)
Balances at December 31, 2008	2,637,788		264	---	---	---	(18,764)	(18,500)
Reclassification of redeemable shares	862,212		86	---	---	---	(86)	---

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the period from September 6, 2006 (inception) to September 30, 2010

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Shares decrease as a result of reverse split	(2,515,598)	(251)	---	---	251	---	---
Return and cancellation of initial stockholders common stock	(625,000)	(62)	---	---	62	---	---
Issuance of common stock to initial stockholders	---	---	3,125,000	313	(313)	---	---
Net loss for the period (audited)	---	---	0	0	---	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	---	$(64,532)	$(64,182)
Net Loss for the period (audited)						72,323	72,323
Balances at December 31,2010	359,402	$37	3,125,000	313	---	$(136,855)	(136,505)
Net Los for the period (unaudited)	-	-	-	-	-	69,097	69,097
Balances at September 30, 2011	359,402	37	3,125,000	313	-	(205,952)	(205,602)

PINPOINT ADVANCE CORP.
(A development stage corporation)
STATEMENTS OF CASH FLOWS

	For 3 months ended September 30, 2011	For 3 months ended September 30,2010	For 9 months ended September 30,2011	For 9 months ended September 30,2010	For the period from September 6, 2006 (inception) to September 30, 2011

OPERATING ACTIVITIES
Net loss for the period	$(25,335)	$(11,215)	$(69,097)	$(59,550)	$(185,066)
Increase (Decrease) in accrued expenses and other accounts payable	13,893	8,042	58,621	1,723	425,198
(Increase) Decrease in prepaid expenses and other accounts receivable	1,975	(6,333)	(1,309)	70,092	(5,266)
Net cash provided (used) in operating activities	(9,467)	(9,506)	(11,785)	12,265	234,866

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	-	-	25,000
Proceeds from loans from related party	-	-	-	-	151,210
Payment of loans from related party	-	-	-	-	(151,210)
Deposit	-	-	-	-	(317)
Payment of Deferred offering cost	-	-	-	-	(210,161)
Proceeds from issuance of insider warrants	-	-	-	-	1,500,000
Proceeds from purchase of underwriter’s purchase option	-	-	-	-	100
Redemption of common stock	-	-	-	-	(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-		-	8,506,963
Net proceeds from sale of units through public offering allocable to:	-	-	-	-
Stockholders’ equity	-	-	-	-	18,438,650
	-	-	-	-
Net cash provided by financing activities	-	$-	-	-	(231,015)

Net increase (Decrease) in cash	(9,467)	(9,506)	(11,785)	12,265	3,851
Cash
Beginning of period	13,318	29,842	15,636	8,071	-
End of period	$3,851	$20,336	$3,851	20,336	$3,851

Supplemental disclosure of non-cash activity:
Fair value of underwriter’s purchase option included in offering costs	-	-	-	-	738,750
Deferred legal fees against additional paid-in capital	-	-	-	-	100,000
Deferred underwriting fees against additional paid-in capital	-	-	-	-	862,500
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	-	-	-	5,918	318,978
Cash paid during the period for interest	-	-	-	-	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through September 30, 2011 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.  Following the approval of our stockholders to continue our existence at a meeting of stockholders held on May 15, 2009, our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We will not restrict our search for potential candidates to companies engaged in any specific business, industry or geographical location and, thus, may acquire any type of business.  We also will continue to pursue certain claims of the Company against a third party in connection with our intended Business Combination, as described below.

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

PINPOINT ADVANCE CORP.
(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Going concern consideration As indicated in the accompanying financial statements, at September 30, 2011, the Company had $3,851 in cash, current liabilities of $215,037 and working capital deficit of $205,602. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of September 30, 2011.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at September 30, 2011.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our Trust Account to holders of our IPO Shares.  As of September 30, 2011, we had approximately $3,851of cash available for general corporate purposes.  As of September 30, 2011, our balance sheet reflected total liabilities of $215,037.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

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

Results of Operations

Net loss of $69,097 and $59,550 reported for the nine months ended September 30, 2011 and 2010 respectively, consists primarily of $69,005 and $59,460 of expenses for administrative services, and $92 and $90 for franchise taxes.  Our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We also will continue to pursue claims against Elbit.  The Company’s operations consist primarily of the Lawsuit and seeking a business combination target.

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

Changes in Internal Control over Financial Reporting

Further, there were no changes in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PINPOINT ADVANCE CORP.

Dated: November 15, 2011	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: November 15, 2011	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)