Form 10-K
period 2011-12-31
Pinpoint Advance CORP
filed 2012-03-30
CIK 1377490

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The fiscal year ended December 31, 2011

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2011, as reported on the OTC Bulletin Board, was approximately $0.

As of March 21, 2012, there were 3,484,402 shares of common stock, par value $.0001 per share, of the registrant outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     Yes ☐ No ☒

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

On May 19, 2009, we (i) completed the distribution of cash from our Trust Account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and (ii) issued an aggregate of 359,402 shares of New Common Stock in connection with the Redemption.  Holders of the New Common Stock currently own approximately 10% of the Company’s aggregate outstanding common equity.  All units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  The Company’s warrants expired on April 19, 2011.

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

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of its IPO, or 24 months from the consummation of the IPO, if certain extension criteria had been satisfied.  In October 2008 the Company announced its termination of a letter of intent for potential business combination plans as well as its plan to distribute the amount held in the Trust Fund to its stockholders and to adopt a plan for continued corporate existence.

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

On December 8, 2009, the Company and others, filed a lawsuit against the Objecting Party, Elbit Systems Holdings Ltd. ("Elbit") and others, in the Petah Tikva District Court of Israel (“Court”), for damages in the amount of NIS 37.7 million (USD $10 million)  (the "Lawsuit"). The Lawsuit is based on the following factual background:

a.	That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company’s purchase from Elbit of 31% of Kinetics, Ltd., i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the "Kinetics Shares"), for a price of $26 million. Following said purchase, a merger between the Company and Kinetics was to be effectuated;

b.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely stockholders approval, was compelled to finalize a Business Combination by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

d.	That after lengthy negotiations, a definitive agreement was finalized and signed in early October 2008;

e.	That Elbit's signature on the definitive agreement was allegedly withheld based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009; and

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

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful. The lawsuit was referred back to court.

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

It is likely that we will participate in a business opportunity through the issuance of our common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(l) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, our then-existing stockholders would, in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, our then-existing stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This will result in substantial additional dilution to the equity of our then-existing stockholders.

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

Item 1A. Risk Factors

There are statements in this Annual Report that are not strictly historical in nature and are forward-looking statements. These statements may include, but are not limited to, statements about the timing of the commencement, enrollment, and completion of our clinical trials for our product candidates; the progress or success of our product development programs; the status of regulatory approvals for our product candidates; the timing of product launches; our ability to protect our intellectual property, if any and operate our business without infringing upon the intellectual property rights of others; and our estimates for future performance, anticipated operating losses, future revenues, capital requirements, and our needs for additional financing. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “goal,” or other variations of these terms (including their use in the negative) or by discussions of strategies, plans or intentions. These statements are only predictions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time.

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

Our business will have no revenues unless and until we execute a business combination with an operating company or business at the earliest.

We are a development stage shell company and have had no revenues from operations.  We may not realize any revenues unless and until we successfully execute a business combination with an operating company or business at the earliest.

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

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, 5,000,000 shares of Class A Stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. As of December 31, 2011, there were 14,640,598 authorized but unissued shares of our common stock available for issuance, 1,875,000 shares of Class A Stock and all of the 1,000,000 shares of preferred stock available for issuance. The issuance of additional shares of our common stock, Class A Stock or any number of shares of our preferred stock:

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

There is doubt about our ability to continue our activities as a going concern.

We are a development stage company with no operating history, and our business plan is to consummate a business combination. Our continuation as a going concern is dependent upon developing or acquiring profitable operations. Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted herein, there is doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Until October 25, 2008, the 18 month anniversary of the completion of our IPO, we leased office space at which we maintain our executive offices at 4 Maskit Street, Herzeliya, Israel. The costs for this space was included in the $7,500 per-month fee New Pole Ltd., an affiliate of Ronen Zadok, our Chief Financial Officer, charged us for general and administrative services. After October 25, 2008 and until December 31, 2011, New Pole Ltd. continued to permit our use of such space, and to provide us with general and administrative services and permits our continued use of this space and provides general and administrative services free of charge. We consider our current office space adequate for our current operations.

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

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful. The lawsuit was referred back to court.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On May 19, 2009, all Units were split into their respective warrant and common stock components. On May 19, 2009, holders of the Company’s common stock had their stock exchanged eight for one for shares of New Common Stock. On May 19, 2009, holders of our founder stock were issued Class A Stock in exchange for such founder stock. As of March 13, 2012, there was no public market for our New Common Stock and Class A Stock. Our warrants commenced public trading on June 1, 2007. Following the distribution of the Trust Account on May 19, 2009, there was no market for our warrants due to the sporadic and limited trading in such warrants. The warrants expired on April 19, 2011.

Holders

On March 21, 2012, there were six holders of record of our common stock, including the Class A Stock.

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

In the IPO, the Company sold to the public 2,875,000 Units at a price of $10.00 per Unit. Each Unit consisted of one share and one warrant. Each warrant entitled the holder to purchase one share of the Company's common stock at a price of $7.50. Proceeds from the IPO and the Private Placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing. The Company also sold to the underwriters for $100 an option to purchase up to 125,000 Units.

The Company had agreed that $28.37 million or $9.91 per Unit sold in the IPO was to be held in the Trust Account, of which $0.30 per Unit of the compensation to underwriters was deferred until consummation of the Business Combination. The deferred compensation to underwriters was forfeited due to the Company’s inability to consummate a Business Combination within the time allotted in its Amended and Restated Certificate of Incorporation.

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

On February 22, 2011 the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful. The lawsuit was referred back to court.

On May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the IPO in the amount of $9.91 per share from the Trust Account and distributed one share of New Common Stock for every eight common shares then held for an aggregate of 359,402 shares of New Common Stock.  The stockholders also approved the creation of a new class of common stock called Class A Stock. The founders of the Company exchanged each share of common stock held by them for five shares of Class A Stock, for an aggregate of 3,125,000 shares of Class A Stock.

Results of Operations

Net loss of $(81,743) and $(72,323) reported for the years ended December 31, 2011 and 2010 respectively, consists for each year primarily of $75,272 and $67,264 of expenses for administrative services; $492 and $393 for franchise taxes; and $0 and $0 for federal income taxes, respectively.

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

On May 19, 2009, the Company effectuated the redemption of the shares of common stock issued in the IPO in the amount of $9.91 per share from the Trust Account. The Company’s warrants expired on April 19, 2011.

Liquidity and Capital Resources

At December 31, 2011, the Company had $849 in cash, current liabilities of $222,706 and a working capital deficit of $218,248. Further, the Company has incurred, and expects to continue to incur, costs. The Company did not hold any cash equivalents as of December 31, 2011. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless the Company is able to obtain further financing. The directors of the Company have in the past loaned money to the Company to finance its operations.  They may but are not obligated to provide additional funds to the company.  As of the date of this Report, there were no commitments from any of the directors to provide such funds.  If the Company is unable to obtain financing on favorable terms, or at all, it will not be able to continue operating with its current resources. Management has no current plans to raise additional capital.

The Company's restricted cash and cash equivalents were held in the Trust Account until May 19, 2009 and were invested in a money market fund. The Company recognized interest income of $1,359,678 from inception (September 6, 2006) to May 19, 2009. The Company distributed all cash from its Trust Account as part of the Redemption.

The cash and cash equivalent held in the Trust Account prior to May 19, 2009 was generated by the proceeds from the IPO of approximately $28,750,000, the proceeds of the sale of founder securities of $1,500,000, and $1,365,361 of interest earned on such funds.

The warrants issued in the IPO expired on April 19, 2011.

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

Management’s Report on Internal Controls Over Financial Reporting

Our Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

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

Our management, under the supervision and with the participation of our Certifying Officers, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this Annual Report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is not effective as of December 31, 2011.

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

Changes in Internal Controls

During the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are listed below. None of such persons are, or have been, involved with any other blank check companies.

Name	Age	Position
Adiv Baruch	50	President, Chief Executive Officer and Director
Ronen Zadok	52	Chief Financial Officer, Secretary and Director
Yoav Schwalb	52	Director
Yaron Schwalb	48	Chief Technology Officer and Director

Mr. Adiv Baruch has been our President, Chief Executive Officer and a Director since inception. Since February 2004, he has been a director, and from January 1, 2004 until November 2006, he served as the President and CEO, of B.O.S., a company publicly traded on both NASDAQ and the Tel Aviv Stock Exchange (BOSC). Through its wholly owned subsidiaries, B.O.S. delivers connectivity from IBM iSeries computers to personal computers and mobile devices and provides solutions in RFID, semiconductors, electronic components, CCD, imaging, networking, telecom and automation. From 1999 to 2003, he served as Executive Vice President, Business Development of Ness Technologies (NASDAQ: NSTC), an international provider of comprehensive end-to-end IT services and solutions. Ness offers a unique global delivery model of innovative, high-quality, value-added services that enable organizations to attain sustainable competitive advantage. He has served as founder and an executive or director for several information technology companies and Internet start-ups. Mr. Baruch is actively involved as the chairman of The Israel Export and International Cooperation Institute, Hi-Tech and Telecom Division, and acted as board member of the IEIC. Currently Mr Baruch is a member of the IEIC audit committee. Mr. Baruch serves as a director in several public and private companies, including Tapuz, the Israeli community and mobile portal, all of which are public traded companies listed on the Tel Aviv Stock Exchange. He is also acting as the Chairman of Pilat Group ltd (Pilat:TASE), a leading HR software solutions company providing evaluation and screening services, recruiting and assignment services, and consulting to an organization’s human resources department in areas such as performance, ability, placement and compensation. He is also a director of Win Global Markets, Inc., which is quoted on the OTC Bulletin Board under the symbol WGMI. Win Global Markets Inc. owns proprietary software which enables online trading of binary options. Investors can trade on an array of financial assets, such as Stocks, Indices, Futures, Commodities and Foreign Currencies quoted on leading financial exchanges around the world. He is also a board member of Mango Dsp. Since 2004 he has been a partner in Signum Ltd. Mr. Baruch has a B.Sc. in Information Systems and Industrial Engineering from the Technion - Israel Institute of Technology.

Mr. Ronen Zadok has been our Chief Financial Officer, Secretary and Director since inception. From October 1999 to 2005, he was a managing partner in Signum Ltd., a privately held company focusing on turnaround management services for corporations. Currently, he is a Director in Applisonix, a listed company on the Tel Aviv Stock Exchange (TASE: APLS) and Meteor Agriculture Nets. Since 2005, he has been a managing partner of New Pole Ltd., a privately held investment company. From October 2002 to May 2004, he was a director of Ness Technologies (NASDAQ: NSTC). From 1995 to October 1999, Mr. Zadok was CEO and a Director of Clal-Ipex, a joint venture company with Clal (Israel's largest conglomerate at that time), specializing in IT professional and outsourcing services. From July 1992 to 1995, Mr. Zadok was the CFO and Co-Founder of Ipex Israel Ltd., a software and IT services company which was acquired by Ness Technologies. From 1990 to 1992, Mr. Zadok was Director of Marketing - financial services for Ipex ITG Australia, an IT products, services and outsourcing company. Mr. Zadok holds a B.A. in Economics and Business Administration, a B.A. in accounting and an MBA in finance and accounting, all from Tel Aviv University.

Mr. Yoav Schwalb has been a Director of our company since inception. From February 2004 to February 2005, he served as a director of Volante (recently acquired by Commander Communications) (ASX: CDR), one of Australia's largest information technology providers. Mr. Schwalb has been a director of SiMetra Farm Ltd., an Israeli biotech company, since 2006. Since 2005, he has been a managing partner of New Pole Ltd., a privately held investment company. From October 2002 through February 2004, Mr. Schwalb was an Executive Vice President of Ipex ITG Australia, leading the business development unit. In such capacity, Mr. Schwalb was charged with overall control of sales and marketing as well as the development and initiation of new business areas. From October 1999 to February 2002, he served as a Director of Ness Technologies (NASDAQ: NSTC). From October 1993 to October 1999, Mr. Schwalb served as the CEO and Director of Ipex Israel Ltd., an Israeli high-tech company (which later merged with Ness Technologies). Yoav Schwalb is the brother of Yaron Schwalb, our Chief Technology Officer and a director.

Mr. Yaron Schwalb has been our Chief Technology Officer and a Director since inception. Mr. Schwalb has been a director of SiMetra Farm Ltd., an Israeli biotech company, since 2006. Since 2005, he has been a managing partner of New Pole Ltd., a privately held investment company. From February 2004 to September 2005, Mr. Schwalb was CTO and Technical Director of the Ipex division of Volante (AMEX: VGL), one of Australia's largest information technology providers. From 2006, he has served as a partner of New Pole Ltd., a newly formed, privately held investment company. From 1985 to 2004, he was co-founder and CTO of Ipex ITG Australia. Mr. Schwalb received his B.Com from Melbourne University (Australia). Yaron Schwalb is the brother of Yoav Schwalb, a director of our company.

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

Board Committees

Our board of directors in its entirety will act as the audit committee and compensation committee. We may establish an audit committee and a compensation committee upon consummation of a business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial expertise to meet, analyze and discuss solely financial matters concerning potential target businesses. We do not feel a compensation committee is necessary prior to a business combination as there is no salary, fees or other compensation being paid to our officers or directors prior to a business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the New Common Stock and Class A Stock as of March 22, 2012, based on information contained in filings pursuant to Section 13(d) and 13(g) of the Exchange Act, with respect to the beneficial ownership of shares of such securities by:

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

Changes in Control

None.

 Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Immediately after our IPO, our existing stockholders, which include all of our officers and directors, collectively, beneficially owned 20.0% of the then issued and outstanding shares of our common stock. On May 19, 2009, our executive officers and directors and their affiliates who purchased or received shares of our common stock prior to our IPO, increased their beneficial ownership from 20% to approximately 90% and the aggregate percentage of the Company’s outstanding voting securities and the ownership of all other stockholders decreased from 80% to approximately 10%. Because of this ownership change, holders of Class A Stock will be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination. The Company’s warrants expired on April 19, 2011.

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2011, the firm of BDO Seidman LLP which we refer to as BDO, was our principal accountant. BDO manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to BDO for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Ziv Haft a BDO member firm in connection with statutory and regulatory filings. We have been billed approximately $11,000 in connection with our December 31, 2011 year end audit and we were billed approximately $11,000 in connection with our December 31, 2010 year end audit.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by BDO in the fiscal year ended December 31, 2011 or December 31, 2010.

Tax Fees. Fees for professional services rendered by BDO for tax compliance, tax planning and tax advice for the fiscal year ended December 31, 2011 were approximately $2,000. Such fees for the fiscal year ended December 31, 2010 were $3,000.

All Other Fees. There were no fees billed by BDO for any other professional services rendered from the date of our inception through December 31, 2011.

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

(3) Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement. (1)
3.1	Second Amended and Restated Certificate of Incorporation. (2)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (1)
4.5	Unit Option Purchase Agreement between the Registrant and Maxim Group LLC. (1)
10.1.1	Letter Agreement among the Registrant, Maxim Group LLC and Adiv Baruch. (2)

10.1.2	Letter Agreement among the Registrant, Maxim Group LLC and Yoav Schwalb. (2)
10.1.3	Letter Agreement among the Registrant, Maxim Group LLC and Ronen Zadok. (2)
10.1.4	Letter Agreement among the Registrant, Maxim Group LLC and Yaron Schwalb. (2)
10.1.5	Letter Agreement among the Registrant, Maxim Group LLC and Jacob Perry. (2)
10.2	Investment Management Trust Agreement between American Stock & Trust Company and the Registrant. (1)
10.3	Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the founding stockholders. (1)
10.4	Registration Rights Agreement among the Registrant and the founding stockholders. (1)
10.5	Lease/Office Services Agreement dated October 18, 2006 by and among the Registrant and New Pole Ltd. (4)
10.6	Amended and Restated Subscription Agreement between the Registrant and certain officers and directors of the Registrant. (2)
14	Code of Ethics (3)
23.1	Consent of Ziv Haft, a BDO member firm.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2007.
(2)	Incorporated by reference to the Registrant’s Registration Statement of Form S-1 filed on February 21, 2007.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on November 30, 2006.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 20, 2006.
(5)	Incorporated by reference to the Registrant’s Proxy Statement on Form 14A filed on April 8, 2009.

PINPOINT ADVANCE CORP.

(A development stage corporation)

FINANCIAL STATEMENTS
as of December 31, 2011

In U.S. Dollars

Report of independent Registered Public Accounting Firm

Board of Directors and Stockholders
PINPOINT ADVANCE CORP.

We have audited the accompanying balance sheets of PINPOINT ADVANCE CORP. a corporation in the development stage (The “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the each of the two years in the period ended December 31, 2011 and for the period from inception (September 6, 2006) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the each of the two years in the period and for the period from inception (September 6, 2006) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a remaining cash balance of $849, current liabilities of $222,706, accumulated deficit of $218,598. The possibility that such further financing and acquisitions will not be consummated raises substantial doubt as to its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1.

Tel-Aviv, Israel

March 27, 2012

Ziv Haft

Certified Public Accountants (Isr.)

BDO Member Firm

PINPOINT ADVANCE CORP.

(A development stage corporation)

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Current assets
Cash	$849	$15,636
Deposit	317	317
Prepaid expense and other accounts receivable	3,292	3,958
Total Assets	$4,458	$19,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	20,467	19,980

Related party	202,239	136,436

Total current liabilities	222,706	156,416

Commitments and Contingencies (Note 3)

Stockholders’ Deficiency (Note 4)

Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding

Common stock $.0001 par value; 15,000,000

Authorized, 359,402 issued and outstanding;	37	37

Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding;	313	313

Deficit accumulated during the development stage	(218,598)	(136,855)

Total stockholders’ deficit	(218,248)	(136,505)

Total liabilities and stockholders' deficiency	$4,458	$19,911

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from September 6, 2006 (inception) to December 31, 2011

State franchise tax	$492	$393	$110,725
Formation and operating costs	-	-	1,000
Other general and administrative expenses	75,272	67,264	1,427,675
Bank charges and interest expense	5,979	4,666	13,546
Loss from operation	(81,743)	(72,323)	(1,552,946)
Interest income	-	-	1,359,678
Loss before provision for income tax	(81,743)	(72,323)	(193,268)

Provision for income tax	-	-	4,444

Net loss for the period	$(81,743)	$(72,323)	$((197,712)
Accretion of trust fund relating to common stock subject to possible redemption		-	(3,042)
Net loss attributable to other common stockholders	$(81,743)	$(72,323)	$((200,754)

Net loss per share -
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	3,484,402	3,484,402

The accompanying notes should be read in conjunction with the financial statements

(A development stage corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the period from September 6, 2006 (inception) to December 31, 2011

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

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the period from September 6, 2006 (inception) to December 31, 2011

	Common stock		Common stock, Class A		Additional Paid-in capital	Deficit accumulated during the development stage	Total Stockholders’ equity
	Shares	Amount	Shares	Amount

Shares decrease as a result of reverse split	(2,515,598)	(251)	---	---	251	---	---

Return and cancellation of initial stockholders common stock	(625,000)	(62)	---	---	62	---	---

Issuance of common stock to initial stockholders	---	---	3,125,000	313	(313)	---	---

Net loss for the period (audited)	---	---	---	---	---	(45,682)	(45,682)

Balances at December 31, 2009	359,402	$37	3,125,000	313	---	$(64,532)	$(64,182)

Net Loss for the period (audited)						72,323	72,323

Balances at December 31,2010	359,402	$37	3,125,000	313	---	$(136,855)	(136,505)

Net Loss for the period (audited)	-	-	-	-	-	81,743	(81,743)

Balances at December 31, 2011	359,402	37	3,125,000	313	-	(218,598)	(218,248)

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CASH FLOWS

			For the period from
	For the year	For the year	September 6, 2006
	ended	ended	(inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
OPERATING ACTIVITIES

Net Loss for the period	$(81,743)	$(72,323)	(197,712)
Increase in accrued expenses and other
accounts payable	66,290	7,421	432,867
(Increase) Decrease in prepaid expenses
and other accounts receivable	666	72,467	(3,291)
Net cash provided (used) in
operating activities	(14,787)	7,565	231,864

INVESTING ACTIVITIES
Cash contributed to Trust Fund	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock to
initial stockholders	-	-	25,000
Proceeds from loans from related party	-	-	151,210
Payment of loans from related party	-	-	(151,210)
Deposit	-	-	(317)
Short term bank credit	-	-	-
Payment of Deferred offering cost	-	-	(210,161)
Proceeds from issuance of insider
warrants	-	-	1,500,000
Proceeds from purchase of
underwriter’s purchase option	-	-	100
Redemption of common stock			(28,491,250)
Portion of net proceeds from sale of
units through public offering
allocable to shares of common stock
subject to possible conversion	-	-	8,506,963
Net proceeds from sale of units through
public offering allocable to:	-	-
Stockholders’ equity			18,438,650
Net cash provided by financing activities	-	-	$(231,015)

Net increase (Decrease) in cash	(14,787)	7,565	849
Cash
Beginning of period	15,636	8,071	-
End of period	849	15,636	849
Fair value of underwriter’s purchase option
included in offering costs	-	-	738,750
Deferred legal fees against additional paid-
in capital	-	-	100,000
Deferred underwriting fees against
additional paid-in capital	-	-	862,500
Cash paid during the period for income
taxes	-	-	25,205
Cash paid during the period for interest	-	-	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through December 31, 2011 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

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

The Company believes a binding, definitive agreement was executed by all parties and is currently reviewing all available legal options. However, because one of the parties has indicated its position that no binding agreement exists and that it does not wish to continue with negotiations at this time, the Company liquidated the trust account established by the Company for the benefit of its public stockholders, and returned funds to the holders of shares of the Company common stock issued in the Offering, in accordance with its Offering prospectus and the terms of its amended and restated certificate of incorporation.

At a Special Meeting held on May 15, 2009, a majority of the Company stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Offering in an amount of $9.91 per share from the Company’s trust account and distribution of one share of new common stock for every eight Offering shares redeemed.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and exchanged each share of common stock held by the initial stockholders for five shares of Class A Common Stock. The rights of the Class A Common Stock are identical to the new common share rights.

All the warrants issued in the Offering expired unexercised on April 19, 2011 and were canceled.

PINPOINT ADVANCE CORP.

(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Going concern consideration As indicated in the accompanying financial statements, at December 31, 2011, the Company had $849 in cash, current liabilities of $222,706 and working capital deficit of $218,598. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing, whether from related parties or other sources, is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of December 31, 2011.

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

Net Income per Share-Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2011.

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

Recently Issued Accounting Standards Updates

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, "Amendments to Achieve Common Fair Value. Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04) that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011 and therefore is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company does not expect its adoption of ASU 2011-04 to have a material impact on its financial statements.

PINPOINT ADVANCE CORP.

(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 3- COMMITMENTS AND CONTINGENCIES

On December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. ("Elbit") and others, in the Petah Tikva District Court of Israel, for damages in the amount of NIS 37.7 million ($10 million) (the "Lawsuit"). The Lawsuit is based on the following factual background:

a.	That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the "Kinetics Shares"), in the amount of $ 26 million Following said purchase, a merger between the Company and Kinetics was to be effectuated;

b.	That the Company, as a Blank Check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize the deal by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating

d.	That after lengthy negotiations, a definitive agreement was finalized, and signed, in early October 2009;

e.	That Elbit's signature on the definitive agreement was withheld, based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009;

f.	That Elbit’s remained a shareholder of Kinetics Shares after October 18, 2008.

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

The Lawsuit is in preliminary stages. Defendants have filed a Statement of Defense, and pursuant to Court suggestion, the parties have submitted their dispute to mediation. The mediation was unsuccessful. The lawsuit was referred back to court. Therefore the Company cannot opine on the likelihood of success at the present time.

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful. The lawsuit was referred back to court.

PINPOINT ADVANCE CORP.

(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 4-STOCKHOLDER’S EQUITY

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

On May 19, 2009 in accordance with stockholder consent, the Company effectuated the exchange and redemption of its capital stock whereby holders of stock in the Offering received one share of new common stock for eight shares held and issued one share of Class A common stock for each share of common stock purchased prior to the Company’s Offering for an aggregate of 359,402 shares of new common stock and 3,125,000 shares of Class A common stock. The class A share rights are identical to the new common share rights.

All the warrants issued in the Offering expired unexercised on April 19, 2011 and were canceled.

NOTE 5-CAPITAL STOCK

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

On May 19, 2009, the number of outstanding shares was decreased from 3,500,000 to 359,402 as a result of a reverse split of 8 to 1 of the Offering shares, and as result of returned cancellation of initial stockholders common stock.

Class A Common Stock

On May 19, 2009, the number of outstanding share was 3,125,000 after issuance of common stock to initial stockholders.

NOTE 6- SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statement were issued, no material events were found.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pinpoint Advance CORP.

	By:	/s/ Adiv Baruch
Dated: March 27, 2012		Name: Adiv Baruch Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adiv Baruch	President and Chief Executive Officer	March 27, 2012
Adiv Baruch	(principal executive officer)

/s/ Ronen Zadok	Chief Financial Officer and	March 27, 2012
Ronen Zadok	Secretary (principal financial and accounting officer)

/s/ Yoav Schwalb	Director	March 27, 2012
Yoav Schwalb

/s/ Yaron Schwalb	Director	March 27, 2012
Yaron Schwalb