Form 10-Q
period 2012-03-31
Pinpoint Advance CORP
filed 2012-05-15
CIK 1377490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Issuer’s telephone number)

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

☒ Yes ☐ No

As of May 10, 2012 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1: FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.

(a development stage corporation)

FINANCIAL STATEMENTS

as of March 31, 2012

In U.S. Dollars

2

PINPOINT ADVANCE CORP.

(A development stage corporation)

BALANCE SHEETS

	March 31, 2012	March 31, 2011	December 31, 2011

ASSETS

Current assets
Cash	$5,088	$3,930	$849
Deposit	317	317	317
Prepaid expense and other accounts receivable	1,317	1,583	3,292
Total Assets	$6,722	$5,830	$4,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	$27,407	$39,373	20,467
Related party	214,062	137,521	202,239
Total current liabilities	241,469	176,894	222,706

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313	313
Deficit accumulated during the development stage	(235,097)	(171,414)	(218,598)
Total stockholders’ deficit	(234,747)	(171,064)	(218,248)
Total liabilities and stockholders’ deficiency	$6,722	$5,830	$4,458

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF OPERATIONS

	Period ended March 31, 2012	Period Ended March 31, 2011			For the period from September 6, 2006 (inception) to March 31, 2012

State franchise tax	$100		$92		$110,825
Formation and operating costs			-		1,000
Other general and administrative expenses	14,528		33,376		1,442,203
Bank charges and interest expense	1,871		1,091		15,417
Loss from operation	16,499		34,559		(1,569,445)
Interest income	-		-		1,359,678
Loss before provision for income tax	16,499		34,559		(209,767)
Provision for income tax “(tax benefit)”	-		-		4,444
Net Loss for the period	$16,499		$34,559		$214,211

Accretion of trust fund relating to common stock subject to possible redemption	-		-		(3,042)
Net Loss attributable to other common stockholders	$16,499		$34,559		$217,253

Net loss per share -
Basic and diluted		$		$(0.01)
Weighted average shares outstanding
Basic and diluted	3,484,402		3,484,402

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the period from September 6, 2006 (inception) to March 31, 2012

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

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the period from September 6, 2006 (inception) to March 31, 2012

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Shares decrease as a result of reverse split	(2,515,598)	(251)	---	---	251	---	---
Return and cancellation of initial stockholders common stock	(625,000)	(62)	---	---	62	---	---
Issuance of common stock to initial stockholders	---	---	3,125,000	313	(313)	---	---
Net loss for the period (audited)	---	---	---	---	---	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	---	$(64,532)	$(64,182)
Net Loss for the period (audited)						(72,323)	(72,323)
Balances at December 31,2010	359,402	$37	3,125,000	313	---	$(136,855)	(136,505)
Net Los for the period (audited)	-	-	-	-	-	81,743	(81,743)
Balances at December 31, 2011	359,402	37	3,125,000	313	-	(218,598)	(218,248)
Net Los for the period (unaudited)	-	-	-	-	-	16,499	(16,499)
Balances at March 31, 2011	359,402	37	3,125,000	313	-	(235,097)	(234,747)

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CASH FLOWS

	Period ended March 31, 2012	Period Ended March 31, 2011	For the period from September 6, 2006 (inception) to March 31, 2012
OPERATING ACTIVITIES
Net loss for the period	$(16,499)	$(34,559)	$(214,211)
Increase in accrued expenses and other accounts payable	18,763	20,478	451,630
(Increase) Decrease in prepaid expenses and other accounts receivable	1,975	2,375	(1,316)

Net cash provided (used) in operating activities	4,239	(11,706)	236,103

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Proceeds from loans from related party	-	-	151,210
Payment of loans from related party			(151,210)
Deposit	-	-	(317
Short term bank credit	-	-	-
Payment of Deferred offering cost	-	-	(210,161)
Proceeds from issuance of insider warrants	-	-	1,500,000
Proceeds from purchase of underwriter’s purchase option	-	-	100
Redemption of common stock	-	-	(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	8,506,963
Net proceeds from sale of units through public offering allocable to:
Stockholders’ equity	-	-	18,438,650
Net cash provided by financing activities	$-	-	$(231,015)

Net (Decrease) increase in cash	$4.239	(11,706)	$5.088
Beginning of period	849	15,636	-
End of period	$5,088	3,930	$5,088

Fair value of underwriter’s purchase option included in offering costs	-	-	738,750
Deferred legal fees against additional paid-in capital			100,000
Deferred underwriting fees against additional paid-in capital	-	-	862,500
Cash paid during the period for income taxes	-	-	25,205
Cash paid during the period for interest	-	-	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector. All activity from inception (September 6, 2006) through March 31, 2012 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards ASC 915 “Development Stage Entities” (formerly SFAS No. 7).

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

The Company believes a binding, definitive agreement was executed by all parties and on December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. (“Elbit”) and others, in the Petah Tikva District Court of Israel (“Court”), for damages in the amount of NIS 37.7 million ($10 million)  (the “Lawsuit”).

At a Special Meeting held on May 15, 2009, a majority of the Company stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Company’s IPO in an amount of $9.91 per share from the Company’s Trust Account and distribution of one share of new common stock for every eight IPO Shares redeemed.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and exchanged each share of common stock held by the initial stockholders for five shares of Class A Common Stock. The class A shares rights are identical to the new common shares rights

The Company’s warrants remained outstanding in accordance with the terms of the Warrant Agreement, dated April 19, 2007.  The warrant shares issuable upon exercise of the warrant were decreased in proportion to the decrease in the Company’s outstanding shares of capital stock and the exercise price was increased to $7.5336 per share.   On April 19, 2011, the Company’s warrants expired.

PINPOINT ADVANCE CORP.

(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Going concern consideration As indicated in the accompanying financial statements, at March 31, 2012, the Company had $5,088 in cash, current liabilities of $241,468 and working capital deficit of $235,096. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing, whether from related parties or other sources, is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents—Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of March 31, 2012 and as of December 31, 2011.

Trust Account-The Company’s restricted cash and cash equivalents was held in the Trust Account until May 19, 2009 and was invested in a money market fund. The Company recognized interest income $1,359,678 from inception (September 6, 2006) to May 19, 2009 on such money market fund, which is included in interest income on the accompanying statements of operations.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 “Financial Instrument” (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2012.

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

Recently Issued Accounting Standards Updates

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value, Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (ASU 2011-04) that clarifies the application of existing guidance and disclosure requirements, changes certain fair market value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 12, 2011 and therefore is effective for the Company in its first quarter of fiscal 2012 and will be applied prospectively. The Company does not expect its adoption of ASU 2011-04 to have a material impact on its financial statements.

PINPOINT ADVANCE CORP.

(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 3-COMMITMENTS AND CONTINGENCIES

On December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. and others, in the Petah Tikva District Court of Israel, for damages in the amount of NIS 37.7 million ($10 million). The Lawsuit is based on the following factual background:

a.	That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the “Kinetics Shares”), for a price of $26 million. Following said purchase, a merger between the Company and Kinetics was to be effectuated;

b.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely shareholders’ approval, was compelled to finalize the deal by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit’s good faith, the Company continued negotiating;

d.	That after lengthy negotiations, a definitive agreement was finalized, and signed, in early October 2009;

e.	That Elbit’s signature on the definitive agreement was withheld, based on Elbit’s claim that it had “just received” information about a new order that would raise the forecast of Kinetics’ profits in 2009; and

f.	That Elbit remained a shareholder of Kinetics Shares after October 18, 2008.

The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants’ lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness. The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit’s retention of the Kinetics Shares belongs to the Company.

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties have submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful and the lawsuit was referred back to the court.  The Company cannot opine on the likelihood of success at the present time.

PINPOINT ADVANCE CORP.

(A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 4-STOCKHOLDER’S EQUITY

In its Offering, effective April 19, 2007 (closed on April 25, 2007), the Company sold to the public 2,875,000 Units (the “Units”, or a “Unit”) at a price of $10.00 per Unit. Each Unit consisted of one share and one warrant. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $7.50. Proceeds from the Offering and the Private placement totaled approximately $28.5 million, which was net of approximately $1.6 million in underwriting fees and other expenses paid at closing.

The Company also sold to underwriters for $100 an option to purchase up to 125,000 Units, which option expired on May 19, 2009.

On May 19, 2009 in accordance with stockholder consent, the Company effectuated the exchange and redemption of its capital stock whereby holders of common stock purchased in the Offering received one share of new common stock for eight shares held and issued one share of Class A Common Stock for each share of common stock purchased prior to the Offering for an aggregate of 359,402 shares of new common stock and 3,125,000 shares of Class A Common Stock. The Class A Common Stock rights are identical to the new common stock rights.

All the warrants issued by the Company expired unexercised on April 19, 2011 and were canceled.

NOTE 5-CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

On February 20, 2007, the number of outstanding shares decreased from 828,125 shares to 625,000 shares as a result of a reverse split of the Company’s common stock.

On April 25, 2007, the number of outstanding shares was 3,125,000 after consummating the Offering.

On May 2, 2007, the number of outstanding shares was 3,500,000 after exercising the over-allotment option.

On May 19, 2009, the number of outstanding shares was decreased from 3,500,000 to 359,402 as a result of a reverse split of 8 to 1 of the Offering shares, and as a result of cancellation of common stock held by the initial stockholders.

Class A, Common Stock

 On May 19, 2009, the number of outstanding share was 3,125,000 after issuance of common stock to initial stockholders.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition.  The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.  This information should also be read in conjunction with our audited historical consolidated financial statements which are included in our annual report on Form 10-K for the fiscal year ended December 31, 2011 (“Annual Report”) and Risk Factors contained in such Annual Report.

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

On May 19, 2009, we completed the distribution of cash from our Trust Account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and in connection with the Redemption, we issued an aggregate of 359,402 shares of New Common Stock.  Holders of the New Common Stock own approximately 10% of the Company’s aggregate outstanding shares of common stock.  Any units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  On April 19, 2011, the warrants which formed a part of the units issued in the IPO expired unexercised based on their terms.

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

The Company believes a binding, definitive agreement was executed by all parties.  However, because the Objecting Party had indicated its position that no binding agreement existed and that it did not wish to continue with negotiations, the Company determined to liquidate the Trust Account established by the Company for the benefit of its public stockholders, and return funds to the holders of shares of the Company’s common stock issued in the IPO, in accordance with its IPO prospectus and the terms of its amended and restated certificate of incorporation.

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of its IPO, or 24 months from the consummation of the IPO if certain extension criteria had been satisfied.  In October 2008 the Company announced its termination of a letter of intent for potential business combination plans as well as its plan to distribute the amount held in the Trust Fund to its stockholders and to adopt a plan for continued corporate existence.

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

On December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. (“Elbit”) and others, in the Petah Tikva District Court of Israel (the “Court”), for damages in the amount of NIS 37.7 million ($10 million) (the “Lawsuit”). The Lawsuit is based on the following factual background:

a.	That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (“Kinetics Shares”), for a price of $26 million. Following said purchase, a merger between the Company and Kinetics was to be effectuated;

b.	That the Company is a blank check company and in order to fulfill its duty to obtain timely shareholders’ approval, was compelled to finalize the deal by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit’s good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

d.	That after lengthy negotiations, a definitive agreement was finalized, and signed, in early October 2009;

e.	That Elbit’s signature on the definitive agreement was withheld, based on Elbit’s claim that it had “just received” information about a new order that would raise the forecast of Kinetics’ profits in 2009; and

f.	That Elbeit remained a shareholder of Kinetics Shares after October 18, 2008.

The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants’ lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness and without good faith (based inter alia, on representations made during negotiations). The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit’s retention of the Kinetics Shares belongs to Pinpoint.

On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful and as a result the case was referred back to the Court.

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

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our Trust Account to holders of our IPO Shares.  As of March 31, 2012 and December 31, 2011, we had approximately $5,088 and $3,930, of cash available for general corporate purposes.  As of March 31, 2012 and December 31, 2011, our balance sheet reflected total liabilities of $241,649 and $176,894.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

In connection with our IPO, we were not required to pay the underwriters, Maxim Group LLC the remaining three percent (3%) of the gross proceeds ($862,500) of the IPO, as a result of the Company being unable to complete a Business Combination within the allotted time. The 3% deferred fee was part of the funds returned to our public stockholders from the Trust Account upon the Redemption. In addition, a portion of legal fees which were deferred until consummation of the Business Combination were returned to stockholders in connection with the liquidation of the Trust Account as a result of the Company being unable to complete the Business Combination within the allotted time.

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

Results of Operations

Net loss of $16,499 and $34,559 was reported for the three months ended March 31, 2012 and 2011 respectively, consisting primarily of $16,399 and $34,467of expenses for administrative services, and $100 and $92 for franchise taxes.  Our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We also will continue to pursue claims against Elbit.  The Company’s operations consist primarily of the Lawsuit and seeking a business combination target.

We consummated our IPO of 2,500,000 Units on April 25, 2007 and consummated the closing on the over-allotment option on May 2, 2007. Gross proceeds from the IPO were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 for costs and expenses related to the IPO. After deducting the underwriting discounts and commissions and the offering expenses, we deposited $28,491,250 of the net proceeds into the Trust Account.

On May 19, 2009, we completed the distribution of cash from our Trust Account in the aggregate amount of $28,491,250 to holders of 2,875,000 IPO Shares, which IPO Shares were redeemed and then cancelled, and in connection with the Redemption, we issued an aggregate of 359,402 shares of New Common Stock.  Holders of the New Common Stock own approximately 10% of the Company’s aggregate outstanding shares of common stock.  Any Units issued in the IPO were split into their respective common stock and warrants, with the common stock being redeemed as described above.  The Company’s warrants expired unexercised on April 19, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

On December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. and others, in the Petah Tikva District Court of Israel, for damages in the amount of NIS 37.7 million ($10 million). The Lawsuit is based on the following factual background:

a.	That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the “Kinetics Shares”), for a price of $26 million. Following said purchase, a merger between the Company and Kinetics was to be effectuated;

b.	That the Company is a blank check company and in order to fulfill its duty to obtain timely shareholders’ approval, was compelled to finalize the deal by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit’s good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;

d.	That after lengthy negotiations, a definitive agreement was finalized, and signed, in early October 2009;

e.	That Elbit’s signature on the definitive agreement was withheld, based on Elbit’s claim that it had “just received” information about a new order that would raise the forecast of Kinetics’ profits in 2009; and

f.	That Elbeit remained a shareholder of Kinetics Shares after October 18, 2008.

The Lawsuit seeks reparation for damages caused to plaintiffs as a result of defendants’ lack of good faith in negotiations, and requests that the Court hold that defendants materially breached the definitive agreement, that defendants are estopped from denying that the definitive agreement was finalized, and that defendants acted with fraud, and alternatively, with recklessness and without good faith (based inter alia, on representations made during negotiations). The Lawsuit also alleges that Elbit was unjustly enriched by its conduct, and that any enrichment as a result of Elbit’s retention of the Kinetics Shares belongs to Pinpoint.

 On February 22, 2011, the defendants filed a Statement of Defense. Pursuant to Court suggestion, the parties submitted their dispute to non-binding mediation, before Professor Nily Cohen. The mediation was unsuccessful and as a result the case was referred back to the Court.

Item 6.                       Exhibits

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

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

PINPOINT ADVANCE CORP.

Dated: May 14, 2012	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: May 14, 2012	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)

