Form 10-Q
period 2012-06-30
Pinpoint Advance CORP
filed 2012-08-14
CIK 1377490

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☒ Yes ☐ No

As of August 14, 2012 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1: FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.

(a development stage corporation)

FINANCIAL STATEMENTS

as of June 30, 2012

In U.S. Dollars

PINPOINT ADVANCE CORP.

(A development stage corporation)

BALANCE SHEETS

	June 30, 2012	June 30, 2011	December 31, 2011

ASSETS

Current assets
Cash	$2,541	$13,318	$849
Deposit	317	317	317
Prepaid expense and other accounts receivable	661	7,242	3,292
Total Assets	$3,519	$20,877	$4,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	$24,910	$12,158	$20,467
Related party	231,601	188,986	202,239
Total current liabilities	256,511	201,144	222,706

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313	313
Deficit accumulated during the development stage	(253,342)	(180,617)	(218,598)
Total stockholders’ deficit	(252,992)	(180,267)	(218,248)
Total liabilities and stockholders' deficiency	$3,519	$20,877	$4,458

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF OPERATIONS

	For 3 months ended June 30, 2012	For 3 months ended June 30, 2011	For 6 months ended June 30, 2012	For 6 months ended June 30, 2011	For the period from September 6, 2006 (inception) to June 30, 2012

State franchise tax	$100	$-	$200	$92	$110,925
Formation and operating costs	-	-	-	-	1,000
Other general and administrative expenses	16,209	7,733	30,737	41,109	1,458,412
Bank charges and interest expense	1,936	1,470	3,807	2,561	17,353
Loss from operation	18,245	9,203	34,744	43,762	1,587,690
Interest income	-	-	-	-	1,359,678
Loss before provision for income tax	18,245	9,203	34,744	43,762	228,012
Provision for income tax	-	-	-	-	4,444
Net loss for the period	$18,245	$9,203	$34,744	$43,762	$232,456
Accretion of trust fund relating to common stock subject to possible redemption	-	-	-	-	3,042
Net loss attributable to other common stockholders	$18,245	$9,203	$34,744	$43,762	$235,498
Net loss per share -
Basic and diluted			$(0.01)	$(0.01)
Weighted average shares outstanding
Basic and diluted	3,484,402	3,484,402	3,484,402	3,484,402

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the period from September 6, 2006 (inception) to June 30, 2012

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

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the period from September 6, 2006 (inception) to June 30, 2012

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Shares decrease as a result of reverse split	(2,515,598)	(251)	---	---	251	---	---
Return and cancellation of initial stockholders common stock	(625,000)	(62)	---	---	62	---	---
Issuance of common stock to initial stockholders	---	---	3,125,000	313	(313)	---	---
Net loss for the period (audited)	---	---	---	---	---	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	---	$(64,532)	$(64,182)
Net Loss for the period (audited)						72,323	72,323
Balances at December 31,2010	359,402	$37	3,125,000	313	---	$(136,855)	(136,505)
Net Los for the period (audited)	-	-	-	-	-	81,743	(81,743)
Balances at December 31, 2011	359,402	37	3,125,000	313	-	(218,598)	(218,248)
Net Los for the period (unaudited)	-	-	-	-	-	34,744	(34,744)
Balances at June 30, 2012	359,402	37	3,125,000	313	-	(253,342)	(252,992)

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CASH FLOWS

	For 3 months ended June 30, 2012	For 3 months ended June 30,2011	For 6 months ended June 30,2012	For 6 months ended June 30,2012	For the period from September 6, 2006 (inception) to June 30, 2012
OPERATING ACTIVITIES
Net loss for the period	$(18,245)	$(9,203)	$(34,744)	$(43,762)	$(232,456)
Increase (Decrease) in accrued expenses and other accounts payable	15,042	24,250	33,805	44,728	466,672
(Increase) Decrease in prepaid expenses and other accounts receivable	656	(5,659)	2,631	(3,284)	(660)
Net cash provided (used) in operating activities	(2,547)	9,388	1,692	(2,318)	233,556

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	-	-	25,000
Proceeds from loans from related party	-	-	-	-	151,210
Payment of loans from related party	-	-	-	-	(151,210)
Deposit	-	-	-	-	(317)
Payment of Deferred offering cost	-	-	-	-	(210,161)
Proceeds from issuance of insider warrants					1,500,000
Proceeds from purchase of underwriter’s purchase option	-	-	-	-	100
Redemption of common stock	-	-	-	-	(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	-	-	8,506,963
Net proceeds from sale of units through public offering allocable to:	-	-	-	-
Stockholders’ equity	-	-	-	-	18,438,650
Net cash provided by financing activities	-	$00	-	-	(231,015)

Net increase (Decrease) in cash	(2,547)	9,388	1,692	2,318	$2,541
Beginning of period	5,088	3,930	849	15,636	$-
End of period	$2,541	$13,318	$2,541	$13,318	2,541

Fair value of underwriter’s purchase option included in offering costs					738,750
Deferred legal fees against additional paid-in capital	-	-	-	-	100,000
Deferred underwriting fees against additional paid-in capital	-	-	-	-	862,500
Cash paid during the period for income taxes	-	-	-	-	25,205
Cash paid during the period for interest					5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

 (A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector. All activity from inception (September 6, 2006) through June 30, 2012 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

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

The Company believes a binding, definitive agreement was executed by all parties and on December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. (“Elbit”) and others, in the Petah Tikva District Court of Israel (“Court”), for damages in the amount of NIS 37.7 million ($10 million)(the “Lawsuit”).

At a Special Meeting held on May 15, 2009, a majority of the Company stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence. In accordance with stockholder approval of the Company’s proposals, on May 19, 2009 the Company effectuated the redemption of the shares of common stock issued in the Offering in an amount of $9.91 per share from the Company’s trust account and distribution of one share of new common stock for every eight Offering shares redeemed.  The stockholders also approved the creation of a new class of common stock called Class A Common Stock and exchanged each share of common stock held by the initial stockholders for five shares of Class A Common Stock. The Class A share rights are identical to the new common shares rights.

All the warrants issued in the Offering expired unexercised on April 19, 2011 and were canceled.

PINPOINT ADVANCE CORP.

 (A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Going concern consideration As indicated in the accompanying financial statements, at June 30, 2012, the Company had $2,541 in cash, current liabilities of $256,511 and working capital deficit of $252,992. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents-Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of June 30, 2012.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2012.

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

PINPOINT ADVANCE CORP.

 (A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

NOTE 4- COMMITMENTS AND CONTINGENCIES

On December 8, 2009, the Company and others, filed the Lawsuit based on the following factual background:

a.	That following a period of extensive negotiations between inter alia, the Company and Elbit, the LOI was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the "Kinetics Shares"), in the amount of $ 26 million. Following said purchase, a merger between the Company and Kinetics was to be effectuated;

b.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize the deal by October 18, 2008;

c.	That based on the LOI, and a belief at the time of Elbit's good faith, the Company continued negotiating

d.	That after lengthy negotiations, the Agreement was finalized, and signed, in early October 2009;

e.	That Elbit's signature on the Agreement was withheld, based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009; and

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

NOTE 5-STOCKHOLDER’S EQUITY

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

The public warrants, and the underwriter's unit purchase option and the warrants included in the underwriter’s unit purchase option, were not subject to net cash settlement in the event the Company is unable to maintain an effective 1933 Act registration statement.

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

On May 19, 2009, the number of outstanding shares was decreased from 3,500,000 to 359,402 as a result of a reverse split of 8 to 1 of the Offering, and as a result of cancellation of common stock by the initial stockholders.

As of August 14, 2012 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding.

Class A Common Stock

As of August 14, 2012 there were 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

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

On December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. (“Elbit”) and others, in the Petah Tikva District Court of Israel (the “Court”), for damages in the amount of NIS 37.7 million ($10 million) (the “Lawsuit”). The Lawsuit is based on the following factual background:

a.	That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (“Kinetics Shares”), for a price of $26 million. Following said purchase, a merger between the Company and Kinetics was to be effectuated;
b.	That the Company is a blank check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize the deal by October 18, 2008;
c.	That based on the LOI, and a belief at the time of Elbit's good faith, the Company continued negotiating a definitive agreement with all parties involved in the transaction;
d.	That after lengthy negotiations, a definitive agreement was finalized, and signed, in early October 2009;
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

Results of Operations

Net loss of $18,245 and $9,203 was reported for the three months ended June 31, 2012 and 2011 respectively, consisting primarily of $18,145 and $9,203 of expenses for administrative services, and $100 and 0 for franchise taxes.  Our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We also will continue to pursue claims against Elbit.  The Company’s operations consist primarily of the Lawsuit and seeking a business combination target.

We consummated our IPO on April 25, 2007 and consummated the closing on the over-allotment option on May 2, 2007. Gross proceeds from the IPO were $30,250,000 (including the over-allotment option and warrants sold privately). We paid a total of $1,349,900 in underwriting discounts and commissions, and approximately $449,000 for costs and expenses related to the IPO. After deducting the underwriting discounts and commissions and the offering expenses, we deposited $28,491,250 of the net proceeds into the Trust Account.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

On December 8, 2009, the Company and others, filed the Lawsuit against Elbit Systems Holdings Ltd. and others, in the Petah Tikva District Court of Israel, for damages in the amount of NIS 37.7 million ($10 million).

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

Item 1A	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Mine Safety Disclosures.

Not applicable.

Item 5	Other Information.

None.

Item 6         Exhibits

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PINPOINT ADVANCE CORP.

Dated: August 14, 2012	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: August 14, 2012	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)

