Form 10-Q
period 2012-09-30
Pinpoint Advance CORP
filed 2012-11-14
CIK 1377490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

☒ Yes ☐ No

As of November 8, 2012 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding and 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS.

PINPOINT ADVANCE CORP.

(a development stage corporation)

FINANCIAL STATEMENTS

as of September 30, 2012

In U.S. Dollars

PINPOINT ADVANCE CORP.

(A development stage corporation)

BALANCE SHEETS

	September 30, 2012	September 30, 2011	December 31, 2011

ASSETS

Current assets
Cash	$7,459	$3,851	$849
Deposit	317	317	317
Prepaid expense and other accounts receivable	7,084	5,267	3,292
Total Assets	$14,860	$9,435	$4,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses and other accounts payable	$9,792	$14,485	$20,467
Related party	268,062	200,552	202,239
Total current liabilities	277,854	215,037	222,706

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 5)
Preferred stock – $.0001 par value; 1,000,000 authorized; none issued or outstanding
Common stock $.0001 par value; 15,000,000
Authorized, 359,402 issued and outstanding;	37	37	37
Common stock, Class A, $0.0001 par value, 5,000,000 Authorized, 3,125,000 issued and outstanding; and 0 shares issued and outstanding	313	313	313
Deficit accumulated during the development stage	(263,344)	(205,952)	(218,598)
Total stockholders’ deficit	(262,994)	(205,602)	(218,248)
Total liabilities and stockholders' deficiency	$14,860	$9,435	$4,458

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF OPERATIONS

	For 3 months ended September 30, 2012	For 3 months ended September 30, 2011	For 9 months ended September 30, 2012	For 9 months ended September 30, 2011	For the period from September 6, 2006 (inception) to September 30, 2012

State franchise tax	$100	$-	$300	$92	$111,025
Formation and operating costs	-	-	-	-	1,000
Other general and administrative expenses	7,652	23,603	38,389	64,712	1,466,064
Bank charges and interest expense	2,250	1,732	6,057	4,293	19,603
Loss from operation	10,002	25,335	44,746	69,097	1,597,692
Interest income	-	-	-	-	1,359,678
Loss before provision for income tax	10,002	25,335	44,746	69,097	238,014
Provision for income tax	-	-	-	-	4,444
Net loss for the period	$10,002	$25,335	$44,746	$69,097	$242,458
Accretion of trust fund relating to common stock subject to possible redemption	-	-	-	-	3,042
Net loss attributable to other common stockholders	$10,002	$25,335	$44,746	$69,097	$245,500
Net loss per share -
Basic and diluted		(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding
Basic and diluted	3,484,402	3,484,402	3,484,402	3,484,402

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the period from September 6, 2006 (inception) to September 30, 2012

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

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the period from September 6, 2006 (inception) to September 30, 2012

	Common stock		Common stock, Class A		Additional Paid-in	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity
Shares decrease as a result of reverse split	(2,515,598)	(251)	---	---	251	---	---
Return and cancellation of initial stockholders common stock	(625,000)	(62)	---	---	62	---	---
Issuance of common stock to initial stockholders	---	---	3,125,000	313	(313)	---	---
Net loss for the period (audited)	---	---	---	---	---	(45,682)	(45,682)
Balances at December 31, 2009	359,402	$37	3,125,000	313	---	$(64,532)	$(64,182)
Net Loss for the period (audited)						72,323	72,323
Balances at December 31,2010	359,402	$37	3,125,000	313	---	$(136,855)	(136,505)
Net Los for the period (audited)	-	-	-	-	-	81,743	(81,743)
Balances at December 31, 2011	359,402	37	3,125,000	313	-	(218,598)	(218,248)
Net Los for the period (unaudited)	-	-	-	-	-	(44,746)	(44,746)
Balances at September 30, 2012	359,402	37	3,125,000	313	-	(263,344)	(262,994)

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

(A development stage corporation)

STATEMENTS OF CASH FLOWS

	For 3 months ended September 30, 2012	For 3 months ended September 30,2011	For 9 months ended September 30,2012	For 9 months ended September 30,2011	For the period from September 6, 2006 (inception) to September 30, 2012

OPERATING ACTIVITIES
Net loss for the period	$(10,002)	$(25,335)	$(44,746)	$(69,097)	$(242,458)
Increase (Decrease) in accrued expenses and other accounts payable	21,343	13,893	55,148	58,621	488,015
(Increase) Decrease in prepaid expenses and other accounts receivable	(6,423)	1,975	(3,792)	(1,309)	(7,083)
Net cash provided (used) in operating activities	4,918	(9,467)	6,610	(11,785)	238,474

FINANCING ACTIVITIES
Proceeds from issuance of common stock to initial stockholders	-	-	-	-	25,000
Proceeds from loans from related party	-	-	-	-	151,210
Payment of loans from related party	-	-	-	-	(151,210)
Deposit	-	-	-	-	(317)
Payment of Deferred offering cost	-	-	-	-	(210,161)
Proceeds from issuance of insider warrants					1,500,000
Proceeds from purchase of underwriter’s purchase option	-	-	-	-	100
Redemption of common stock	-	-	-	-	(28,491,250)
Portion of net proceeds from sale of units through public offering allocable to shares of common stock subject to possible conversion	-	-	-	-	8,506,963
Net proceeds from sale of units through public offering allocable to:	-	-	-	-
Stockholders’ equity	-	-	-	-	18,438,650
Net cash provided by financing activities	-	$-	-	-	(231,015)

Net increase (Decrease) in cash	4,918	(9,467)	6,610	(11,785)	$7,459
Beginning of period	2,541	13,318	849	15,636	$-
End of period	$7,459	$3,851	$7,459	$3,851	7,459

Fair value of underwriter’s purchase option included in offering costs	-	-	-	-	738,750
Deferred legal fees against additional paid-in capital	-	-	-	-	100,000
Deferred underwriting fees against additional paid-in capital	-	-	-	-	862,500
Cash paid during the period for income taxes	-	-	-	-	25,205
Cash paid during the period for interest	-	-	-	-	5,953

The accompanying notes should be read in conjunction with the financial statements

PINPOINT ADVANCE CORP.

 (A development stage corporation)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-DISCUSSION OF THE COMPANY’S ACTIVITIES

Organization and activities: Pinpoint Advance Corp. (the “Company”) was incorporated in Delaware on September 6, 2006, as a blank check company that was formed for the purpose of acquiring, merging with, engaging in a capital stock exchange with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with a business that has operations or facilities located in Israel or which is a company operating outside of Israel, specifically in Europe, which management believes would benefit from establishing operations or facilities in Israel, preferably in the technology sector (“Target Business”). All activity from inception (September 6, 2006) through September 30, 2012 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.

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

On October 27, 2008, the Company announced it had executed a letter of intent to effectuate a business combination with a privately-held company with its headquarters in Israel (the "LOI"). All parties to the LOI negotiated the terms of a definitive agreement and in fact, a definitive agreement (the "Agreement") was executed by all parties to the LOI. However, one of the parties to the Agreement claimed it never released its signature thereto and subsequently indicated that it no longer wished to pursue the proposed business combination.

The Company believes a binding, definitive agreement was executed by all parties and on December 8, 2009, the Company and others, filed a lawsuit against Elbit Systems Holdings Ltd. ("Elbit") and others, in the Petah Tikva District Court of Israel ("Court"), for damages in the amount of NIS 37.7 million ($10 million) (the "Lawsuit").

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

PINPOINT ADVANCE CORP.

 (A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

Going concern consideration As indicated in the accompanying financial statements, at September 30, 2012, the Company had $7,459 in cash, current liabilities of $277,854 and working capital deficit of $262,994. Further, the Company has incurred and expects to continue to incur costs. These factors, among others, indicate that the Company may be unable to continue operations as a going concern unless further financing from related parties is consummated.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents-Cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased. The Company did not hold any cash equivalents as of September 30, 2012.

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

Fair Value of Financial Instruments-the fair values of the Company’s assets and liabilities that qualify as financial instruments under ASC 825 "Financial Instrument" (SFAS No. 107) “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at September 30, 2012.

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

NOTE 4- COMMITMENTS AND CONTINGENCIES

On December 8, 2009, the Company and others, filed the Lawsuit based on the following factual background:

a.	That following a period of extensive negotiations between inter alia, the Company and Elbit, a July 2008 Letter of Intent was signed, which contemplated inter alia, the Company purchase from Elbit of 31% of Kinetics, i.e. 18,716 Ordinary Shares of Kinetics Ltd. (the "Kinetics Shares"), in the amount of $ 26 million Following said purchase, a merger between the Company and Kinetics was to be effectuated;

b.	That the Company, as a blank check company and in order to fulfill its duty to obtain timely shareholders' approval, was compelled to finalize the deal by October 18, 2008;

c.	That based on the Letter of Intent, and a belief at the time of Elbit's good faith, the Company continued negotiating;

d.	That after lengthy negotiations, a definitive agreement was finalized, and signed, in early October 2009.

PINPOINT ADVANCE CORP.

(A development stage corporation)

 NOTES TO FINANCIAL STATEMENTS-Continued

e.	That Elbit's signature on the definitive agreement was withheld, based on Elbit's claim that it had "just received" information about a new order that would raise the forecast of Kinetics' profits in 2009;

f.	That Elbit’s remained a shareholder of Kinetics Shares after October 18, 2008.

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

On May 19, 2009 in accordance with stockholder consent, the Company effectuated the exchange and redemption of its capital stock whereby holders of stock in the Offering received one share of new common stock for eight shares held and issued one share of Class A common stock for each share of common stock purchased prior to the Offering for an aggregate of 359,402 shares of new common stock and 3,125,000 shares of Class A common stock. The class A shares rights are identical to the new common share rights.

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

PINPOINT ADVANCE CORP.

 (A development stage corporation)

NOTES TO FINANCIAL STATEMENTS-Continued

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

On May 19, 2009, the number of outstanding shares was decreased from 3,500,000 to 359,402 as a result of a reverse split of 8 to 1 of the common stock issued in the Offering and as a result of cancellation of common stock by the initial stockholders.

As of November 8, 2012 there were 359,402 shares of common stock, par value $.0001 per share, issued and outstanding.

Class A Common Stock

As of November 8, 2012 there were 3,125,000 shares of Class A Common Stock, par value $.0001 per share issued and outstanding..

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

The Company’s Amended and Restated Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of its IPO, or 24 months from the consummation of the IPO if certain extension criteria had been satisfied.  In October 2008, the Company announced its termination of a letter of intent for potential business combination plans as well as its plan to distribute the amount held in the Trust Fund to its stockholders and to adopt a plan for continued corporate existence.

At a special meeting held on May 15, 2009, a majority of the Company’s stockholders voted in favor of the proposal to remove the blank check company restrictions from the Company’s charter, thereby allowing the Company to continue its corporate existence.  In accordance with stockholder approval of the Company’s proposals, on May 19, 2009, the Company effectuated the Redemption of IPO Shares in the amount of $9.91 per share from the Trust Account, and distributed one share of New Common Stock for every eight IPO shares redeemed, for an aggregate of 359,402 shares of New Common Stock.  The stockholders also approved the creation of the Class A Stock and the exchange of each share of common stock owned by the Company’s founder for five shares of Class A Stock, for an aggregate of 3,125,000 shares of Class A Stock.

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

Liquidity and Capital Resources

On May 19, 2009, we distributed $28,491,250 out of our Trust Account to holders of our IPO Shares.  As of September 30, 2012 and December 31, 2011, we had approximately $7,459 and $849, of cash available for general corporate purposes.  As of September 30, 2012 and December 31, 2011, our balance sheet reflected total liabilities of $277,854 and $222,706.  The board of directors anticipates that the Company will need to raise capital to fund ongoing operations, including the compliance cost of continuing to remain a public reporting company, and to fund the acquisition of an operating business.

In connection with our IPO, we were not required to pay the underwriters, Maxim Group LLC, the remaining three percent (3%) of the gross proceeds ($862,500) of the IPO, as a result of the Company being unable to complete a Business Combination within the allotted time. The 3% deferred fee was part of the funds returned to our public stockholders from the Trust Account upon the Redemption. In addition, a portion of legal fees which were deferred until consummation of the Business Combination were returned to stockholders in connection with the liquidation of the Trust Account as a result of the Company being unable to complete the Business Combination within the allotted time.

The Company does not currently have any specific capital-raising plans. We may receive funds from some or all of our officers or directors, and we may seek to issue equity securities, including preferred securities for which we may determine the rights and designations, common stock, warrants, equity rights, convertibles notes and any combination of the foregoing. Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices. We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms. We believe the issuance of equity securities in such a financing will not be subject to stockholder approval if the Company’s common stock is not then listed on a national exchange. Accordingly, you may not be entitled to vote on any future financing by the Company. Moreover, stockholders have no preemptive or other rights to acquire any securities that the Company may issue in the future.

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

Results of Operations

Net loss of $10,002 and $81,743 was reported for the three months ended September 30, 2012 and 2011 respectively, consisting primarily of $7,652 and $75,272 of expenses for administrative services, and $100 and $492 for franchise taxes.  Our objective is to achieve long-term growth potential through one or more combinations with operating companies or businesses.  We also will continue to pursue claims against Elbit.  The Company’s operations consist primarily of the Lawsuit and seeking a business combination target.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

PINPOINT ADVANCE CORP.

Dated: November 8, 2012	/s/ Adiv Baruch
Adiv Baruch President and Chief Executive Officer (Principal executive officer)

Dated: November 8, 2012	/s/ Ronen Zadok
Ronen Zadok Chief Financial Officer and Secretary (Principal financial and accounting officer)

